Form 10-Q
period 2006-03-31
DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2006-05-19
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No.	Name of Registrant or Co-Registrant in Charter	IRS Employer Number
333-125325	DB COMMODITY INDEX TRACKING FUND	32-6042243
(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or other Jurisdiction of Incorporation or organization of Registrant and Co-Registrants)

c/o DB Commodity Services LLC, 60 Wall Street, New York, New York	10005
(Address of Principal Executive Offices of Registrant)	(Zip Code)

Registrant’s Telephone number, including Area Code: (212) 250-5883

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2006

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2006 (unaudited) and December 31, 2005

	March 31, 2006 (unaudited)	December 31, 2005
Assets
Cash and cash equivalents	$269,801,023	1,000
Futures contracts purchased	7,635,272	—

Total assets	$277,436,295	1,000

Liabilities and shareholders’ equity
Due to DB Commodity Services LLC (“DBCS”)	$1,613,218	—
Payable for securities purchased	3,956,355	—
Management fee payable	230,033	—
Accrued expenses and other liabilities	75,465	—

Total liabilities	5,875,071	—

Shareholders’ equity
General shares
Paid in capital - 40 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	1,000	1,000
Accumulated deficit	(1,561,227)	—

Total General shareholders’ equity	(1,560,227)	(1,000)

Limited shares
Paid in capital - 11,400,000 and 0 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	267,021,276	—
Accumulated earnings	6,100,175	—

Total Limited shareholders’ equity	273,121,451	—

Total shareholders’ equity	271,561,224	1,000

Total liabilities and shareholders’ equity	$277,436,295	1,000

Net asset value per share
General shares	$(39,005.68)	$25.00
Limited shares	$23.96	Not Applicable

See accompanying notes to consolidated financial statements.

DB Commodity Index Tracking Fund and Subsidiary

Consolidated Condensed Schedule of Investments

March 31, 2006 (unaudited)

Description	Percentage of Net Assets	Fair Value

Futures contracts purchased
Aluminum	0.21%	$577,061
Corn	0.41	1,117,583
Crude Oil	1.34	3,638,140
Gold	0.42	1,128,344
Heating Oil	0.84	2,274,403
Wheat	(0.41)	(1,100,259)

Total futures contracts purchased	2.81%	$7,635,272

See accompanying notes to consolidated financial statements.

DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Operations,

Period From January 1, 2006 to March 31, 2006 (unaudited)

Investment Income—Interest	$1,138,937

Expenses
Management fee	230,033
Brokerage commissions	62,358
Administrative expenses	12,107

Total expenses	304,498

Net investment income	834,439

Realized and Unrealized Gain (Loss) on Investments
Net realized loss on futures	(2,317,545)
Net unrealized appreciation on futures	7,635,272

Net realized and unrealized gain on investments	5,317,727

Net Income	$6,152,166

See accompanying notes to consolidated financial statements.

DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity,

Period From January 1, 2006 to March 31, 2006 (unaudited)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Deficit	Total General Shareholder’s Equity (deficit)	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity (deficit)
	Shares	Amount			Shares	Amount
Balance at December 31, 2005	40	$1,000	—	1,000	—	—	—	—	1,000
Sale of Limited Shares	—	—	—	—	11,400,000	268,521,276	—	268,521,276	268,521,276
Upfront selling commissions on Limited Shares	—	—	—	—	—	(1,500,000)	—	(1,500,000)	(1,500,000)
Consolidation of the Master Fund upon acquisition of Master Fund Limited Units	—	—	(1,613,218)	(1,613,218)	—	—	—	—	(1,613,218)
Net income:
Net investment income	—	—	(11)	(11)	—	—	834,450	834,450	834,439
Net realized loss on futures	—	—	31	31	—	—	(2,317,576)	(2,317,576)	(2,317,576)
Net unrealized appreciation on futures	—	—	(103)	(103)	—	—	7,635,375	7,635,375	7,635,375

Net income	—	—	(83)	(83)	—	—	6,152,249	6,152,249	6,152,166
Allocation of organization and offering costs to the General Shares	—	—	52,074	52,074	—	—	(52,074)	(52,074)	—

Balance at March 31, 2006	40	$1,000	(1,561,227)	(1,560,227)	11,400,000	267,021,276	6,100,175	273,121,451	271,561,224

See accompanying notes to consolidated financial statements.

DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Cash Flows,

Period From January 1, 2006 to March 31, 2006 (unaudited)

Net Income	$6,152,166
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in operating assets:
Net unrealized appreciation on futures contracts purchased	(7,635,272)
Increase in operating liabilities:
Payable for securities purchased	3,956,355
Management fee payable	230,033
Accrued expenses and other liabilities	75,465

Net cash provided by operating activities	2,778,747

Cash flows from financing activities:
Net proceeds from sale of limited shares	267,021,276

Net cash provided by financing activities	267,021,276

Net change in cash and cash equivalents	269,800,023
Cash and cash equivalents at January 1, 2006	1,000

Cash and cash equivalents at March 31, 2006	$269,801,023

Supplemental disclosure of non-cash activity:
Assumption of liability due to DBCS upon acquisition of Master Fund Units	$1,613,218

See accompanying notes to consolidated financial statements.

DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements (unaudited)

March 31, 2006

(1)	Organization

DB Commodity Index Tracking Fund (the Tracking Fund) and its subsidiary, DB Commodity Index Tracking Master Fund (the Master Fund), were formed as Delaware statutory trusts on May 23, 2005, and commenced operations on January 31, 2006 with the initial offering of 2,000,000 Limited Shares to an Authorized Participant of the Tracking Fund in exchange for $48,500,000. The Tracking Fund commenced trading on the American Stock Exchange on February 3, 2006. After the initial offering of the Limited Shares, an additional 9,400,000 Limited Shares were issued to Authorized Participants for $218,521,276 through the period ended March 31, 2006. The Tracking Fund and the Master Fund, collectively, are referred to herein as the Fund.

The Tracking Fund offers common shares of beneficial interest (the Limited Shares) to Authorized Participants. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Master Fund invests the proceeds from the offering of Limited Shares by trading exchange traded futures on the commodities comprising the Deutsche Bank Liquid Commodity Index™—Excess Return, or the Index, with a view to tracking the performance of the Index over time. The Master Fund holds United States Treasury securities for deposit with the Master Fund’s commodities brokers as margin.

The Index is intended to reflect the performance of certain commodities. The commodities comprising the Index, or the Index Commodities, are Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as defined in the Prospectus.

DB Commodity Services LLC, a Delaware limited liability company, is the Managing Owner (DBCS or the Managing Owner) of the Tracking Fund and the Master Fund. The Managing Owner serves the Tracking Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is a wholly-owned subsidiary of Deutsche Bank AG.

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the Commodity Broker). The Commodity Broker is also a wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker will execute and clear each of the Master Fund’s futures transactions and will perform certain administrative services for the Master Fund.

The Bank of New York has been appointed by the Managing Owner as the Administrator of the Master Fund and Tracking Fund.

The Fund’s Prospectus should be read in conjunction with these financial statements. Capitalized terms not herein defined have the meaning as defined in the Prospectus.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the financial statement balances of the Tracking Fund and the Master Fund. Upon the initial offering of Limited Shares on January 31, 2006, the capital raised by the Tracking Fund was used to purchase 100% of the Limited Units of the Master Fund. The Master Fund’s Limited Units owned by the Tracking Fund provide the Tracking Fund and its investors certain controlling rights and abilities (as defined in the Financial Accounting Standards Board Emerging Issues Task Force Abstracts Issue No. 04-5, “Determining Whether a General Partner as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners have Certain Rights” (EITF 04-05)) over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Tracking Fund’s financial statement balances beginning January 31, 2006 (date of original issuance of Limited Shares), and all significant inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expense and disclosure of contingent assets and liabilities during the reporting period of the financial statements. Actual results could differ from those estimates.

(c)	Cash and cash equivalents

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less.

DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2006

(d)	Income Taxes

No provision for Federal, state, and local income taxes has been made in the accompanying financial statements, as investors are individually responsible for their own income taxes.

(e)	Investments in Futures Contracts

All commodity interests (being derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotes are readily available. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on futures.

Interest is recognized on the accrual basis when earned.

(3)	Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments to have a reasonable possibility to be settled in cash or through physical delivery. These instruments are traded on an exchange and are standardized contracts.

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in commodity prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and the Managing Owner was unable to offset such positions, the Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of assets and liabilities and not represented by the contract or notional amounts of the instruments.

The Managing Owner monitors and controls the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow the Fund’s Managing Owner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures positions by sector, margin requirements, gain and loss transactions, and collateral positions.

(4)	Share Purchases and Redemptions

Limited Shares may be purchased from the Tracking Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Tracking Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Tracking Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the American Stock Exchange (Amex) or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Tracking Fund.

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual shareholders may not redeem directly from the Tracking Fund. Instead, individual shareholders may only redeem Limited Shares in amounts equal to at least one Basket and only through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book entry system to the Tracking Fund not later than noon, New York time, on the business day immediately following the redemption order

DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2006

date. By placing a redemption order, and prior to receipt of the redemption distribution, an Authorized Participant’s DTC account will be charged the nonrefundable transaction fee due for the redemption order.

The redemption distribution from the Tracking Fund consists of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Index Currencies are traded, whichever is later, on the redemption order date. The Tracking Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

The redemption distribution due from the Tracking Fund is delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Tracking Fund’s DTC account has been credited with the Baskets to be redeemed. If the Tracking Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Administrator receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Tracking Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order shall be canceled. The Administrator is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Tracking Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Administrator and the Managing Owner may from time to time agree upon.

(5)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, upon commencement of operations income and expenses are allocated pro rata to the General and Limited Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General shares) which are in excess of the Managing Owner’s capital balance (not including any allocation related to the reimbursement of organization and offering costs discussed in footnote 6(b) below) will be allocated to the Limited Shareholders in accordance with their respective interest in the Master Fund as a percentage of the total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(6)	Operating Expenses, Organizational and Offering Costs

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, the Master Fund has agreed to assume all of the Tracking Fund’s expenses and costs of each and every type whatsoever, although organizational and offering costs have been paid by the Managing Owner, subject to reimbursement by the Master Fund as described in the Prospectus, and discussed below.

(a)	Management Fee

The Master Fund pays the Managing Owner a management fee, or Management Fee, monthly in arrears, in an amount equal to 0.95% per annum of the net asset value of Master Fund. No separate management fee is paid by the Tracking Fund. The Management Fee is paid in consideration of the grant of Deutsche Bank AG’s revocable license to use Deutsche Bank AG’s name and the Index in addition to commodity futures trading advisory services. For the period January 1, 2006 through March 31, 2006, management fees amounted to $230,033, all of which was payable to the Managing Owner as of March 31, 2006.

(b)	Organization and Offering Expenses

During the initial offering period an upfront selling commission in an amount equal to 3% was paid to the Authorized Participants. The total cost of selling commissions amounted to $1,500,000 based on an initial public offering of 2,000,000 Limited Shares at $25 per share. These offering costs have been charged directly to shareholders’ equity.

In addition to the upfront selling commissions, other expenses incurred in connection with organizing the Fund and the initial offering of the Limited Shares were paid by the Managing Owner. These are subject to reimbursement by the Master Fund, without interest, in 36 monthly payments during each of the first 36 months after the commencement of the Master Fund’s trading operations. These costs were subject to a cap in the amount of 2.50% of the aggregate amount of all subscriptions for Shares during the initial offering period and during the first 36 months of the Master Fund’s trading operations. Expenses incurred in connection with the continuous

DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2006

offering of Limited Shares after the commencement of the Master Fund’s trading operations also will be paid by the Managing Owner, subject to reimbursement by the Master Fund, without interest, in 36 monthly payments during each of the 36 months following the month in which such expenses were paid by the Managing Owner. If the Tracking Fund and the Master Fund terminate before the Managing Owner has been fully reimbursed for any of the foregoing expenses, the Managing Owner will not be entitled to receive any unreimbursed portion of such expenses outstanding as of the termination date. In no event will the aggregate amount of payments by the Master Fund to the Managing Owner in any month in respect of reimbursement of organizational or offering expenses exceed 0.10% per annum of the net asset value of the Master Fund as of the beginning of such month.

Organization and offering costs incurred prior to commencement of operations in connection with the organizing and initial offering of the Limited Shares of $1,613,218 were incurred by the Managing Owner on behalf of the Master Fund. Upon the acquisition of the Master Fund Limited Units by the Tracking Fund at commencement of operations, this liability was consolidated onto the consolidated statement of financial condition of the Fund.

In order to reflect the reimbursement of organization and offering costs from the Fund to the Managing Owner, the General Shares will receive an allocation of the Limited Shareholders’ equity in an amount equal to each month’s payment amount by the Fund to the Managing Owner. During the period from January 1, 2006 through March 31, 2006, $52,074 was allocated to the General Shares for the reimbursement of organizational and offering costs by the Fund. This amount was paid during April 2006 and the liability due to the Managing Owner was reduced accordingly at that time. Pursuant to the profit and loss allocation agreement in the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund discussed above in footnote 5, $83 in losses were allocated to the Managing Owner representing its respective proportion of the loss during the three months ended March 31, 2006, resulting in a total net allocation to the General Shares of $51,991.

(c)	Brokerage Commissions and Fees

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, licensing fees, give up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $10.00 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The Managing Owner does not expect brokerage commissions and fees to exceed 0.20% of the net asset value of the Master Fund in any year.

(d)	Routine Operational, Administrative and Other Ordinary Expenses

The Master Fund pays all of the routine operational, administrative and other ordinary expenses of the Tracking Fund and the Master Fund, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs. Such routine expenses are not expected to exceed 0.05% of the net asset value of the Master Fund in any year.

DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements (unaudited) (Continued)

March 31, 2006

(7)	Financial Highlights

The Fund is presenting the following financial highlights related to investment performance and operations in accordance with the American Institute of Certified Public Accountants Audit and Accounting Guide, Investment Companies. These financial highlights include the total return and net investment income and expense ratios for the period from January 1, 2006 through March 31, 2006 and are applicable to the Limited Shareholders, as follows:

Total Return
Total Return	(4.16)%

Ratio to average Limited Shareholders’ equity
Total expenses	1.26%
Allocation of Limited Shareholders’ equity for organization and offering costs	0.22%

Total expenses after allocation of Limited Shareholders’ equity for organization and offering costs	1.48%

Net investment income	3.45%
Allocation of Limited Shareholders’ equity for organization and offering costs	(0.22)%

Net investment income after allocation of Limited Shareholders’ equity for organization and offering costs	3.23%

Net asset value per Limited Share, beginning of period	$—

Initial offering price per Limited Share	25.00
Offering Costs	(0.75)

Realized and unrealized loss on investments	(0.38)
Net investment income	0.09

Net decrease in net assets from operations	(0.29)

Net asset value per share, end of period	$23.96

Financial highlights are calculated for the Limited Shareholders taken as a whole. The net investment income and total expense ratios are calculated as a percentage of average Limited Shareholders’ equity for the period from January 1, 2006 through March 31, 2006. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Limited Shareholders’ equity for organization and offering costs. The total return is based on the change in net asset value of the Limited Shares during the period from January 1, 2006 through March 31, 2006. An individual investor’s return and ratios may vary based on the timing of capital transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report, or Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. DB Commodity Index Tracking Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC, or the Managing Owner, undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Introduction

DB Commodity Index Tracking Fund, or the Tracking Fund, is organized as a Delaware statutory trust. The Tracking Fund issues common units of beneficial interest, or Limited Shares, which represent units of fractional undivided beneficial interest in and ownership of the Tracking Fund. Limited Shares may be purchased from the Tracking Fund only in one or more blocks of 200,000 Limited Shares, called a Basket. The Tracking Fund issues Limited Shares in Baskets to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Tracking Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the American Stock Exchange, or Amex, or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Tracking Fund.

Authorized Participants may sell the Limited Shares comprising the Baskets they purchase from the Fund to other investors at prices that are expected to reflect, among other factors, the trading price of the Limited Shares on the Amex and the supply of and demand for Limited Shares at the time of sale and are expected to fall between net asset value and the trading price of the Limited Shares on the Amex at the time of sale.

The Limited Shares trade on the Amex under the symbol “DBC.” The Tracking Fund was launched in the first quarter of 2006 and commenced trading its Limited Shares on the Amex on February 3, 2006.

The Tracking Fund invests the proceeds of its offering of Limited Shares in DB Commodity Index Tracking Master Fund, or the Master Fund. The Master Fund is organized as a Delaware statutory trust.

The Master Fund trades exchange-traded futures on the commodities comprising the Deutsche Bank Liquid Commodity Index™ – Excess Return, or the Index, with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes 3 month United States Treasury securities for deposit with commodities brokers as margin and other high credit quality short-term fixed income securities.

The Index is intended to reflect the performance of certain commodities. The Index Commodities, are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™-ER and Deutsche Bank Liquid Commodity Index™ – Excess Return are trade marks of Deutsche Bank AG and are the subject of Community Trade Mark Nos. 3055043 and 3054996. Trade Mark applications in the United States are pending. Deutsche Bank AG is an affiliate of the Tracking Fund, the Master Fund and the Managing Owner.

Performance Summary

The Index is intended to reflect the performance of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The Deutsche Bank Liquid Commodity Index™-Total Return, or DBCLI™-TR consists of the Index plus 3 month United States Treasury securities returns. Past performance is not necessarily indicative of future performance.

The following paragraphs highlight the results of the DBLCI™-TR during the first quarter of 2006. Please note that the Fund’s objective is to track the Index (not the DBLCI™-TR), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBCLI™-TR Returns Including Returns of Underlying Index Commodities For the Period Ending March 31, 2006

DBLCI™-TR: Total returns increased 3.5% in March; up 6.8% since December 31, 2005.

The first quarter of 2006 saw a strong start for commodities, with the industrial and precious metal sectors being the top performers. In addition to the strong gains in the metals sector, the DB Corn Index trended up during the month of March. Energy, however, has been the most inconsistent performing sector through the end of the first quarter. The persistence of contango in the energy markets challenged the ability to extract positive returns. However, the volatility of spot moves in the energy sector has overshadowed the roll returns.

DB Crude Oil Index: Total returns increased 6.0% in March; up 4.6% since December 31, 2005.

Supply disruptions in Nigeria contributed to the rebound in the crude oil complex. The nature of the oil price rally has apparently changed from positive oil demand shocks to the threat of unforeseen supply disruptions. Events in March have brought this into sharper focus. At one point during March, almost 1.5 million barrels per day of sweet crude oil was off-line. Therefore, the artificial suppression of the crude oil supply may have contributed to the price increase during March.

DB Heating Oil Index: Total returns increased 7.4% in March; up 1.5% since December 31, 2005.

The 7.4% increase in March has helped to raise returns to 1.5% since December 31, 2005. Losses were induced by a warmer winter in the U.S. As a result, demand for heating fuel weakened across the U.S. During the 26-week period October 1, 2005 - March 31, 2006, warmer than normal conditions prevailed throughout the nation during 19 of the 26 weeks. Degree days (measured on the basis of heating oil weights) have been 11% warmer than normal during the 26-week period October 1, 2005 - March 31, 2006 and 8% warmer than the 26-week period October 1, 2004 - March 31, 2005. Consequently, high-sulphur distillate fuel, or heating oil, inventories were substantially higher than year-ago levels.

DB Aluminium Index: Total returns increased 3.6% in March; up 15.6% since December 31, 2005.

Strong global growth and smelter closures have made aluminium the best performing component of the DBLCI™-TR as of March 31. High energy prices and a projected market deficit in aluminium into 2007 may have also contributed to higher prices.

DB Gold Index: Total returns increased 3.7% in March; up 12.7% since December 31, 2005.

The re-emergence of the positive correlation among the Euro, the USD and the gold price has been helpful during March. After trading sideways for most of the first quarter, gold prices staged a strong rally in the final weeks of March. After aluminium, gold has been the best performing component of the DBLCI™-TR.

DB Corn Index: Total returns increased 1.8% in March; up 9.2% since December 31, 2005.

A plan to reduce planting in the U.S. may have contributed another short-term boost to corn prices. At the end of March, the United States Department of Agriculture announced that corn acreage in the U.S. is being decreased to a five year low. Additionally, a market perception exists that, during the medium term, the projected shortages in China will increase, which in turn may cause China to become a net importer of corn. The combination of the preceding factors may have caused an increase in corn prices.

DB Wheat Index: Total returns decreased 6.7% in March; up 3.5% since December 31, 2005.

Because 2005 was marked by record grain harvests around the world, prices suffered during the first quarter of 2006. Although droughts across the Americas have caused downgrades to crop harvests for 2006, prices nevertheless decreased during the first quarter of 2006. Additionally, significant rainfalls in the southern U.S. have contributed to a sell-off in wheat prices during March.

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of the Master Fund, each determined on the basis of generally accepted accounting principles in the United States of America, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized profit or loss on open commodity futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open commodity futures contracts traded on a United States exchange will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity future traded on the applicable United States exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract traded on a United States exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day. The current market value of all open commodity futures contracts traded on a non-United States exchange shall be based upon the settlement price for that particular commodity future traded on the applicable non-United States exchange on the date with respect to which net asset value is being determined; provided further, that if a commodity future traded on a non-United States exchange could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s commodity brokerage account will be accrued at least monthly. The amount of any distribution will be a liability of the Master Fund from the day when the distribution is declared until it is paid.

Net asset value per Master Fund Unit is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and Master Fund Units, the net asset value per Share and the net asset value per Master Fund Unit are equal.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Both the Tracking Fund’s and the Master Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

Liquidity and Capital Resources

All of the Master Fund’s net assets are allocated to commodities trading. A significant portion of the net asset value is held in 3 month U.S. Treasury bills and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that U.S. Treasury bills bear to the total net assets will vary from period to period as the market values of commodity interests change. The balance of the net assets are held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds are paid to the Master Fund.

The Master Fund’s commodity contracts will be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Master Fund from promptly liquidating its commodity futures positions.

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of these contracts (market risk) or the inability of an exchange clearinghouse to perform under the terms of the contracts (credit risk).

Market risk

Trading in futures contracts involves the Master Fund entering into contractual commitments to purchase or sell a particular commodity at a specified date and price. The market risk associated with the Master Fund’s commitments to purchase commodities is limited to the gross or face amount of the contracts held.

The Master Fund’s exposure to market risk is also influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Master Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of investors’ capital.

Credit risk

When the Master Fund enters into futures contracts, the Master Fund will be exposed to credit risk that an exchange clearinghouse will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any clearinghouse will meet its obligations to the Master Fund.

The Managing Owner will attempt to minimize these market and credit risks by requiring the Master Fund to abide by various trading limitations and policies, which will include limiting margin accounts, trading only in liquid markets and permitting the use of stop-loss provisions. The Managing Owner has implemented procedures which include, but are not limited to:

•	executing and clearing trades with creditworthy counterparties;

•	limiting the amount of margin or premium required for any one commodity or all commodities combined; and

•	generally limiting transactions to contracts which will be traded in sufficient volume to permit the taking and liquidating of positions.

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, will be required by CFTC regulations to separately account for and segregate as belonging to the Master Fund, all assets of the Master Fund relating to domestic futures trading and the Commodity Broker will not be allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations will also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading.

Results of Operations

FOR THE PERIOD FEBRUARY 3, 2006 TO MARCH 31, 2006

Value of Exchange Traded Shares:

The Tracking Fund was launched in the first quarter of 2006 and commenced trading its Limited Shares on the American Stock Exchange on February 3, 2006. From February 3, 2006 to March 31, 2006 Limited Shares traded from a high of $24.80 on February 3, 2006 to a low of $22.24 on February 15, 2006. Limited Shares of the Tracking Fund closed on March 31, 2006 at $23.96. On March 31, 2006, 11.4 million Limited Shares were outstanding for a market capitalization of $273 million. The trading price of the Tracking Fund tracked both its indicative net asset value and the Index closely.

Value of Tracking Fund and Tracking Fund Shares:

The Tracking Fund’s net assets grew to $271,561,224 at March 31, 2006. The growth in the Tracking Fund’s net assets resulted primarily from an increase in outstanding Limited Shares, which rose from 2,000,040 at February 3, 2006 to 11,400,040 at March 31, 2006 as a consequence of the Tracking Fund’s continuous offering, resulting in 47 creations during the quarter for a total of 9,400,000. There were no share redemptions during the period.

The Tracking Fund’s net asset value per share decreased to $23.96 on March 31, 2006.

Net income for the period from January 1, 2006 through March 31, 2006 was $6,152,166, resulting from a net gain of $1,138,937 from interest income plus realized and unrealized gains of $5,317,217 and operating expenses of $304,498.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures.

Under the supervision and with the participation of the Managing Owner, DB Commodity Services LLC, including its chief executive officer and treasurer (principal financial officer) of the Managing Owner carried out an evaluation of the effectiveness of the design and operation of the Tracking Fund’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and treasurer (principal financial officer) concluded that the Managing Owner’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Internal control over financial reporting.

There has been no change in internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-125325) was declared effective on January 17, 2006 with respect to the use of proceeds information being disclosed.

Since January 17, 2006 and through March 31, 2006, 57 Baskets (11,400,000 Limited Shares) have been created, including 10 Baskets (2,000,000 Limited Shares) issued in connection with the initial public offering of the Limited Shares on February 3, 2006 (Registration No. 333-125325). As of March 31, 2006, 11,400,000 Limited Shares were outstanding and the estimated net asset value per Limited Share as determined by the Managing Owner for March 31, 2006 was $23.96. The proceeds from the sale of the Limited Shares are used to purchase shares of the Master Fund. The Master Fund uses the proceeds from the sale of the Limited Shares for general corporate purposes in accordance with its investment objectives and policies.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits:

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DB Commodity Index Tracking Fund

By:	DB Commodity Services LLC,
its Managing Owner

By:	/s/ Kevin Rich
Name:	Kevin Rich
Title:	Director and Chief Executive Officer

By:	/s/ Noam Berk
Name:	Noam Berk
Title:	Director and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich	E-2

31.2	Certification of Noam Berk	E-3

32.1	Certification of Kevin Rich, Chief Executive Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-4

32.2	Certification of Noam Berk, Treasurer (Principal Financial Officer) of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-5

E-1