Form 10-Q
period 2006-06-30
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2006-08-11
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                             to

Commission File No.	Name of Registrant in Charter	IRS Employer Number

333-125325	POWERSHARES DB COMMODITY INDEX TRACKING FUND	32-6042243
(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or other Jurisdiction of Incorporation or Organization)

c/o DB Commodity Services LLC, 60 Wall Street, New York, New York        10005

(Address of Principal Executive Offices)                        (Zip Code)

Registrant’s Telephone number, including Area Code: (212) 250-5883

DB COMMODITY INDEX TRACKING FUND

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer                 Accelerated Filer                     Non-Accelerated Filer   ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No ✓

Indicate the number of outstanding Limited Shares as of June 30, 2006: 21,800,000 Limited Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2006

______________________

i

PART I.            FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary Condensed Consolidated Statements of Financial Condition June 30, 2006 (unaudited) and December 31, 2005	June 30, 2006 (unaudited)	December 31, 2005
Assets

Cash and cash equivalents	$554,606,063	$1,000
Futures contracts purchased	3,338,683	-

Total assets	$557,944,746	$1,000

Liabilities and shareholders’ equity
Due to DB Commodity Services (“DBCS”)	$1,596,713	$-
Payable for securities purchased	4,941,094	-
Management fee payable	411,466	-
Accrued expenses and other liabilities	198,131	-

Total liabilities	7,147,404	-

Shareholders’ equity

General shares
Paid in capital - 40 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	1,000	1,000
Accumulated deficit	(1,596,668)	-

Total General shareholder’s equity	(1,595,668)	1,000

Limited shares
Paid in capital - 21,800,000 and 0 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	531,490,666	-
Accumulated earnings	20,902,344	-

Total Limited shareholders’ equity	552,393,010	-

Total shareholders’ equity	550,797,342	1,000

Total liabilities and shareholders’ equity	$557,944,746	$1,000

Net asset value per share
General shares	$(39,891.70)	$25.00
Limited shares	$25.34	Not Applicable

See accompanying notes to unaudited condensed consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Condensed Consolidated Schedule of Investments

June 30, 2006

Description	Percentage of Net Assets	Fair Value
Futures contracts purchased
Aluminum	0.30%	$ 1,644,865
Corn	(0.17)	(932,124)
Crude Oil	0.74	4,101,440
Gold	(0.34)	(1,884,950)
Heating Oil	0.27	1,471,940
Wheat	(0.19)	(1,062,488)

Total futures contracts purchased	0.61%	$ 3,338,683

See accompanying notes to unaudited condensed consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Operations,

Six Months Ended June 30, 2006 and Three Months Ended June 30, 2006

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Investment Income - Interest	$5,537,898	$6,676,835

Expenses
Management fee	1,090,900	1,320,933
Brokerage commissions	229,663	292,021
Organizational costs	150,400	150,400
Administrative expenses	57,416	69,523

Total expenses	1,528,379	1,832,877

Net investment income	4,009,519	4,843,958

Realized and Unrealized Gain (Loss) on Futures
Net realized gain on futures	15,053,798	12,736,253
Net unrealized (depreciation) appreciation on futures	(4,296,589)	3,338,683

Net realized and unrealized gain on futures	10,757,209	16,074,936

Net Income	$14,766,728	$20,918,894

See accompanying notes to unaudited condensed consolidated financial statements.

Note: PowerShares DB Commodity Index Tracking Fund commenced operations on January 31, 2006, therefore no operating results occurred prior to that date.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity,

Six Months Ended June 30, 2006

	General Shares				Limited Shares				Total

	General Shares		Accumulated Deficit	Total General Shareholder’s Equity (deficit)	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at December 31, 2005	40	$ 1,000	$ —	$ 1,000	—	$ —	—	$ —	$ 1,000
Sale of Limited Shares	—	—	—	—	21,800,000	532,990,666	—	532,990,666	532,990,666
Upfront selling commissions on Limited Shares	—	—	—	—	—	(1,500,000)	—	(1,500,000)	(1,500,000)
Consolidation of the Master Fund upon acquisition of Master Fund Limited Units	—	—	(1,613,218)	(1,613,218)	—	—	—	—	(1,613,218)
Net income:
Net investment income	—	—	(150,386)	(150,386)	—	—	4,994,344	4,994,344	4,843,958
Net realized gain on futures	—	—	13	13	—	—	12,736,240	12,736,240	12,736,253
Net unrealized appreciation on futures	—	—	18	18	—	—	3,338,665	3,338,665	3,338,683

Net income	—	—	(150,355)	(150,355)	—	—	21,069,249	21,069,249	20,918,894
Allocation of organization and offering costs to the General Shares (note 6)	—	—	166,905	166,905	—	—	(166,905)	(166,905)	—

Balance at June 30, 2006	40	$ 1,000	$ (1,596,668)	$ (1,595,668)	21,800,000	$ 531,490,666	$ 20,902,344	$ 552,393,010	$ 550,797,342

See accompanying notes to unaudited condensed consolidated financial statements.

Note: PowerShares DB Commodity Index Tracking Fund commenced operations on January 31, 2006, therefore no operating results occurred prior to that date.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity,

Three Months Ended June 30, 2006

	General Shares				Limited Shares				Total
	General Shares		Accumulated Deficit	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at April 1, 2006	40	$ 1,000	$(1,561,227)	$ (1,560,227)	11,400,000	$267,021,276	$ 6,100,175	$ 273,121,451	$ 271,561,224

Sale of Limited Shares	-	-			10,400,000	264,469,390	-	264,469,390	264,469,390
Upfront selling commissions on Limited Shares	-	-	-	-	-	-		-	-
Consolidation of the Master
Fund upon acquisition of
Master Fund Limited Units	-	-	-	-	-	-	-	-	-
Net income:								-	-
Net investment income	-	-	(150,375)	(150,375)	-	-	4,159,894	4,159,894	4,009,519
Net realized loss on futures	-	-	(18)	(18)	-	-	15,053,816	15,053,816	15,053,798
Net unrealized appreciation on futures	-	-	121	121	-	-	(4,296,710)	(4,296,710)	(4,296,589)

Net income	-	-	(150,272)	(150,272)	-	-	14,917,000	14,917,000	14,766,728
Allocation of organization and offering costs to the General Shares (Note 6)	-	-	114,831	114,831	-	-	(114,831)	(114,831)	-

Balance at June 30, 2006	40	$ 1,000	$(1,596,668)	$ (1,595,668)	21,800,000	$531,490,666	$ 20,902,344	$ 552,393,010	$ 550,797,342

See accompanying notes to unaudited condensed consolidated financial statements.

Note: PowerShares DB Commodity Index Tracking Fund commenced operations on January 31, 2006, therefore no operating results occurred prior to that date.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Cash Flows,

Six Months Ended June 30, 2006

Net Income	$20,918,894
Adjustments to reconcile net income to net cash provided by operating activities:

Organization costs	150,400

Allocation of organization and offering costs to the General shares	(166,905)

Increase in operating assets:

Net unrealized appreciation on futures contracts	(3,338,683)

Increase in operating liabilities:

Payable for securities purchased	4,941,094

Management fee payable	411,466

Accrued expenses and other liabilities	198,131

Net cash provided by operating activities	23,114,397

Cash flows from financing activities:

Proceeds from sale of Limited Shares	532,990,666

Commissions	(1,500,000)

Net cash provided by financing activities	531,490,666

Net change in cash and cash equivalents	554,605,063

Cash and cash equivalents at January 1, 2006	1,000

Cash and cash equivalents at June 30, 2006	$554,606,063

Supplemental disclosure of non-cash activity:

Liability due to DBCS for organization costs	$1,613,218

See accompanying notes to unaudited condensed consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2006

(1)	Organization

PowerShares DB Commodity Index Tracking Fund (the Tracking Fund) and its subsidiary, DB Commodity Index Tracking Master Fund (the Master Fund), were formed as Delaware statutory trusts on May 23, 2005. The Tracking Fund was originally named “DB Commodity Index Tracking Fund”. The Tracking Fund changed its name to “PowerShares DB Commodity Index Tracking Fund” effective August 10, 2006. The Tracking Fund and the Master Fund commenced operations on January 31, 2006 with the initial offering of 2,000,000 Limited Shares to an Authorized Participant of the Tracking Fund in exchange for $48,500,000. The Tracking Fund commenced trading on the American Stock Exchange on February 3, 2006. After the initial offering of the Shares, an additional 19,800,000 Limited Shares were issued to Authorized Participants for $482,990,666 through the Six Month Period ended June 30, 2006. The Tracking Fund and the Master Fund, collectively, are referred to herein as the Fund.

The Tracking Fund offers common shares of beneficial interest (the Limited Shares) to Authorized Participants. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Master Fund invests the proceeds from the offering of Limited Shares by trading exchange traded futures on the commodities comprising the Deutsche Bank Liquid Commodity Index - Optimum Yield Excess Return™, or the Index, with a view to tracking the performance of the Index over time. (During the period from February 3, 2006 (inception of trading on the Amex) to May 23, 2006, the Master Fund invested with a view to tracking the performance of Deutsche Bank Liquid Commodity Index - Excess Return™. The Master Fund has tracked the Index effective May 24, 2006.) The Master Fund holds United States Treasury securities for deposit with the Master Fund’s commodities brokers as margin and other high credit quality short-term fixed income securities.

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

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the financial statement balances of the Tracking Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 31, 2006, the capital raised by the Tracking Fund was used to purchase 100% of the Limited Units of the Master Fund. The Master Fund’s Limited Units owned by the Tracking Fund provide the Tracking Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Tracking Fund’s financial statement balances beginning January 31, 2006 (date of original issuance of Limited Shares), and all significant inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expense and disclosure of contingent assets and liabilities during the reporting period of the financial statements. Actual results could differ from those estimates.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

June 30, 2006

(c)    Cash and cash equivalents

The Tracking Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less.

(d)    Income Taxes

No provision for Federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually responsible for their own income taxes.

(e)    Investments in Futures Contracts

All commodity interests (being derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity interests for which market quotes are readily available. Realized gains (losses) and changes in unrealized gains (losses) on open positions are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on futures on an accrual basis.

Interest is recognized on the accrual basis when earned.

(f)    Management Fee

The Master Fund pays the Managing Owner a management fee (Management Fee), monthly in arrears, in an amount equal to 0.95% per annum of the net asset value of Master Fund. No separate management fee is paid by the Tracking Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the three months ended June 30, 2006 and the Six Month Period Ended June 30, 2006, management fees amounted to $1,090,900 and $1,320,933, respectively, of which $411,466 was payable to the Managing Owner as of June 30, 2006. For additional information, see Footnote (8) Subsequent events.

(g)    Brokerage Commissions and Fees

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, fees of the National Futures Association, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $10.00 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase. The Managing Owner does not expect brokerage commissions and fees to exceed 0.20% of the net asset value of the Master Fund in any year although the actual amount of brokerage commissions and fees in any year or any part of any year may be greater.

(h)    Routine Operational, Administrative and Other Ordinary Expenses

The Master Fund pays all of the routine operational, administrative and other ordinary expenses of the Tracking Fund and the Master Fund, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs. Such routine expenses are not expected to exceed 0.05% of the net asset value of the Master Fund in any year although the actual amount of the routine operational, administrative and other ordinary expenses may be greater. For additional information, see Footnote (8) Subsequent events.

(i)    Extraordinary Expenses

The Master Fund pays all the extraordinary fees and expenses, if any, of the Tracking Fund and the Master Fund. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount.

(3)	Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

June 30, 2006

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

The Managing Owner monitors and controls the Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Fund is subject. These monitoring systems allow the Managing Owner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures positions by sector, margin requirements, gain and loss transactions, and collateral positions.

(4)	Share Purchases and Redemptions

(a)	Purchases

Limited Shares may be purchased from the Tracking Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Tracking Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Tracking Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the American Stock Exchange (Amex) or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Tracking Fund.

(b)	Redemptions

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual shareholders may not redeem directly from the Tracking Fund. Instead, individual shareholders may only redeem Limited Shares in integral multiples of 200,000 and only through an Authorized Participant.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book entry system to the Tracking Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the nonrefundable transaction fee due for the redemption order.

The redemption proceeds from the Tracking Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Tracking Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

The redemption proceeds due from the Tracking Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Tracking Fund’s DTC account has been credited with the Baskets to be redeemed. If the Tracking Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Administrator receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Tracking Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order shall be canceled. The Administrator is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Tracking Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Managing Owner may from time to time agree upon.

DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

June 30, 2006

(5)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, upon commencement of operations income and expenses are allocated pro rata to the General and Limited Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General shares) which are in excess of the Managing Owner’s capital balance (not including any allocation related to the reimbursement of organization and offering costs discussed in Footnote (6) below) will be allocated to the Limited Shareholders in accordance with their respective interest in the Master Fund as a percentage of the total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(6)	Organizational and Offering Costs

During the initial offering period an upfront selling commission in an amount equal to 3% was paid to the Authorized Participants. The total cost of selling commissions amounted to $1,500,000 based on an initial public offering of 2,000,000 Limited Shares at $25 per share. These offering costs have been charged directly to shareholders’ equity.

In addition to the upfront selling commissions, other expenses incurred in connection with organizing the Fund and the initial offering of the Limited Shares were paid by the Managing Owner. These are subject to reimbursement by the Master Fund, without interest, in 36 monthly payments during each of the first 36 months after the commencement of the Master Fund’s trading operations. These costs were subject to a cap in the amount of 2.50% of the aggregate amount of all subscriptions for Shares during the initial offering period and during the first 36 months of the Master Fund’s trading operations. Expenses incurred in connection with the continuous offering of Limited Shares after the commencement of the Master Fund’s trading operations also will be paid by the Managing Owner, subject to reimbursement by the Master Fund, without interest, in 36 monthly payments during each of the 36 months following the month in which such expenses were paid by the Managing Owner. If the Tracking Fund and the Master Fund terminate before the Managing Owner has been fully reimbursed for any of the foregoing expenses, the Managing Owner will not be entitled to receive any unreimbursed portion of such expenses outstanding as of the termination date. In no event will the aggregate amount of payments by the Master Fund to the Managing Owner in any month in respect of reimbursement of organizational or offering expenses exceed 0.10% per annum of the daily average net asset value of the Master Fund during such month.

Organization and offering costs incurred prior to commencement of operations in connection with the organizing and initial offering of the Limited Shares of $1,613,218 were incurred by the Managing Owner on behalf of the Master Fund. Upon the acquisition of the Master Fund Limited Units by the Tracking Fund at commencement of operations, this liability was consolidated onto the consolidated statement of financial condition of the Fund. An additional $150,400 of ongoing organizational and offering expenses, were paid by the Managing Owner on behalf of the Master Fund up to June 30, 2006.

In order to reflect the reimbursement of organization and offering costs from the Fund to the Managing Owner, the General Shares will receive an allocation of the Limited Shareholders’ equity in an amount equal to each month’s payment amount by the Fund to the Managing Owner. During the period Three and Six Months Ended June 30, 2006, $114,831 and $166,905, respectively, were allocated to the General Shares for the reimbursement of organizational and offering costs by the Fund. Of this amount, $43,312 was paid during July 2006 and the liability due to the Managing Owner was reduced accordingly at that time. Pursuant to the profit and loss allocation agreement in the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund discussed above in Footnote (5), $128 and $45 in gains were allocated to the Managing Owner representing its respective proportion of the gain during the three months ended June 30, 2006 and six months ended June 30, 2006, resulting in a total allocation to the General Shares of $114,959 and $166,950, respectively. The additional organizational costs of $150,400 incurred to June 30, 2006 were allocated to the General Shares through net income.

After the reporting date of June 30, 2006, the fees and organization expenses were revised. For additional information, see Footnote (8) Subsequent events.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

June 30, 2006

(7)	Financial Highlights

The Fund is presenting the following financial highlights related to investment performance and operations for a limited share outstanding during the period presented. These financial highlights include the total return and net investment income and expense ratios for the periods indicated and are applicable to the Limited Shareholders, as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Total Return

Total Return	5.76%	1.36%

Ratio to average Limited Shareholders’ Equity
Total expenses	1.20%	1.21%
Allocation of Limited Shareholders’ equity for organization and offering costs	0.10%	0.12%

Total expenses after allocation of Limited Shareholders’ equity for organization and offering costs	1.30%	1.33%

Net investment income	3.62%	3.59%
Allocation of Limited Shareholders’ equity for organization and offering costs	-0.10%	-0.12%

Net investment income after allocation of Limited Shareholders’ equity for organization and offering costs	3.52%	3.47%

Net asset value per Limited Share, beginning of period	$23.96	$-
Initial offering price per Limited Share	-	25.00
Offering Costs	-	(0.75)

Realized and unrealized gain on investments	1.17	0.76
Net investment income	0.21	0.33

Net increase in net assets from operations	1.38	1.09

Net asset value per Limited Share, end of period	$25.34	$25.34

Financial highlights are calculated for the Limited Shareholders taken as a whole. The net investment income and total expense ratios are calculated as a percentage of average Limited Shareholders’ equity. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Limited Shareholders’ equity for organization and offering costs. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

(8)	Subsequent events

On July 13, 2006 the Tracking Fund and the Master Fund filed a press release through a Current Report on Form 8-K announcing a change with respect to certain fees and costs originally paid by the Master Fund. The management fee was reduced from 0.95% per annum to 0.75% of the net asset value of the Master Fund. The Managing Owner also assumed all of the organization and offering expenses, estimated to be up to 0.10% per annum, and all of the routine operational administrative expenses, estimated to be up to 0.05% per annum, for a total reduction of 0.35% per annum effective as of July 12, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the condensed consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report, or Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Commodity Index Tracking Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Introduction

PowerShares DB Commodity Index Tracking Fund, or the Tracking Fund, is organized as a Delaware statutory trust. The Tracking Fund issues common units of beneficial interest, or Limited Shares, which represent units of fractional undivided beneficial interest in and ownership of the Tracking Fund. Shares may be purchased from the Tracking Fund only by certain qualified financial institutions called Authorized Participants and only in one or more blocks of 200,000 Limited Shares, called a Basket. The Tracking Fund issues Limited Shares in Baskets to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Tracking Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the American Stock Exchange, or Amex, or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Tracking Fund.

Authorized Participants may sell the Limited Shares comprising the Baskets they purchase from the Tracking Fund to other investors at prices that are expected to reflect, among other factors, the trading price of the Limited Shares on the Amex and the supply of and demand for Limited Shares at the time of sale and are expected to fall between net asset value and the trading price of the Limited Shares on the Amex at the time of sale. Retail investors seeking to purchase or sell Shares on any day may effect such transactions in the secondary market, on the Amex, at the market price per Share, rather than in connection with the creation or redemption of Baskets.

The Limited Shares trade on the Amex under the symbol “DBC.” The Tracking Fund was launched in January 2006 and commenced trading its Limited Shares on the Amex on February 3, 2006.

The Tracking Fund invests the proceeds of its offering of Limited Shares in DB Commodity Index Tracking Master Fund, or the Master Fund. The Master Fund is organized as a Delaware statutory trust.

The Master Fund trades exchange-traded futures on the commodities comprising the Deutsche Bank Liquid Commodity Index – Optimum Yield Excess Return™, or the Index, with a view to tracking the performance of the Index over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury and other high credit quality short-term fixed income securities.

The Index is intended to reflect the performance of certain commodities. The Index Commodities, are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trade marks of Deutsche Bank AG and are the subject of Community Trade Mark Nos. 3055043 and 3054996. Trade Mark applications in the United States are pending. Deutsche Bank AG is an affiliate of the Tracking Fund, the Master Fund and the Managing Owner.

Performance Summary

Performance of the Tracking Fund and the exchange traded Shares are detailed below in “Results of Operations” of this Item 2. The section “Summary of DBLCI-TR™, DBCLI-OYTR™, and Underlying Index Commodity Returns for the Six Months Period ended June 30, 2006” below provides an overview of the performance of the Index by disclosing the performance of each underlying component Index Commodity through a “surrogate” (and analogous) index.

The Index is intended to reflect the performance of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The Deutsche Bank Liquid

Commodity Index- Optimum Yield Total Return™, or DBCLI-OYTR™ consists of the Index plus 3 month United States Treasury securities returns. Past performance is not necessarily indicative of future performance.

The following paragraphs highlight the results of the DBLCI-OYTR™ during the first half of 2006. Because the Tracking Fund tracked the non-Optimum Yield™ (“non-OY”) version of the DBLCI™ until May 23, 2006, results for the DBLCI-TR™ are also highlighted. Please note also that the Tracking Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Tracking Fund does not attempt to outperform or underperform the Index. The change in the way the Tracking Fund rolls commodity futures contracts was adopted with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices.

Summary of DBLCI-TR™, DBCLI-OYTR™, and Underlying Index Commodity Returns for the Six Month Period Ended June 30, 2006

DBLCI™ Indices:  Since the end of last year, the DBLCI-OYTR™ has increased 17.4% and the DBLCI-TR™ has increased 13.2%.

DB Crude Oil Indices:  Year-to-date total returns for crude oil in the DBLCI-OYTR™ and DBLCI-TR™ were 19.3% and 11.6%, respectively.

DB Heating Oil Indices:  Year-to-date total returns for heating oil in the DBLCI-OYTR™ and DBLCI-TR™ were 18.6% and 7.9%, respectively.

DB Aluminum Indices:  Year-to-date total returns for aluminum in the DBLCI-OYTR™ and DBLCI-TR™ were 24.2% and 25.2%, respectively.

DB Gold Indices:  Year-to-date total returns for gold in the DBLCI-OYTR™ and DBLCI-TR™ were 18.5.% and 19%, respectively.

DB Corn Indices:  Year-to-date total returns for corn in both the DBLCI-OYTR™ and DBLCI-TR™ were 7.3%.

DB Wheat Indices:  Year-to-date total returns for wheat in the DBLCI-OYTR™ and DBLCI-TR™ were 10.8% and 12.2% respectively.

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of the Master Fund, each determined on the basis of generally accepted accounting principles in the United States of America, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open commodity futures contracts traded on a United States exchange will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity future traded on the applicable United States exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract traded on a United States exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day. The current market value of all open commodity futures contracts traded on a non-United States exchange shall be based upon the settlement price for that particular commodity future traded on the applicable non-United States exchange on the date with respect to which net asset value is being determined; provided further, that if a commodity future traded on a non-United States exchange could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s commodity brokerage account will be accrued at least monthly. The amount of any distribution will be a liability of the Master Fund from the day when the distribution is declared until it is paid.

Net asset value per Master Fund Unit is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and Master Fund Units, the net asset value per Share and the net asset value per Master Fund Unit are equal.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Both the Tracking Fund’s and the Master Fund’s application of these policies involves judgments and actual results may differ from the estimates used. The Tracking Fund’s and Master Fund’s valuation policies and treatment of organization and offering costs are particularly critical. The Master Fund holds a significant portion of its assets in futures contracts and treasury securities, both of which are held at fair value, and the Managing Owner has determined to relieve both the Tracking Fund and the Master Fund of any obligation to reimburse the Managing Owner for all accrued and unpaid organization and offering costs as of July 12, 2006.

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

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, will be required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker will not be allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations will also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading.

Results of Operations

FOR THE PERIOD FEBRUARY 3, 2006 TO JUNE 30, 2006

Value of Exchange Traded Shares:

The Tracking Fund was launched in the first quarter of 2006 and commenced trading its Limited Shares on the American Stock Exchange on February 3, 2006. From February 3, 2006 to June 30, 2006 Limited Shares traded from a high of $26.94 on May 11, 2006 to a low of $22.31 on February 15, 2006. Limited Shares of the Tracking Fund closed on June 30, 2006 at $25.30. On June 30, 2006, 21.8 million Limited Shares were outstanding for a market capitalization of $551.54 million. The trading price of the Tracking Fund tracked both its indicative net asset value and the Index closely.

Value of Tracking Fund and Tracking Fund Shares:

The Tracking Fund’s net assets grew to $557.94 million at June 30, 2006. The growth in the Tracking Fund’s net assets resulted primarily from an increase in outstanding Limited Shares, which rose from 2,000,000 at February 3, 2006 to 21.8 million at June 30, 2006 as a consequence of the Tracking Fund’s continuous offering. There were no share redemptions during the period.

The Tracking Fund’s net asset value per share increased to $25.34 on June 30, 2006.

Net income for the period from January 1, 2006 through June 30, 2006 was $20.92 million, resulting from a net gain of $6.68 from interest income plus realized and unrealized gains of $16.07 million and operating expenses of $1.83 million.

Performance of the Tracking Fund:

The value of each Limited Share of the Tracking Fund has (i) decreased 1.20% from inception through the period ended March 31, 2006, (ii) increased 5.59% for the three month period ended June 30, 2006, and (iii) increased 4.33% from inception through the period ended June 30, 2006.

Off-Balance Sheet Arrangements

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS	AND PROCEDURES.

Disclosure controls and procedures.

Under the supervision and with the participation of the Managing Owner, DB Commodity Services LLC, including its chief executive officer and treasurer (principal financial officer) of the Managing Owner carried out an evaluation of the effectiveness of the design and operation of the Tracking Fund’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and treasurer (principal financial officer) concluded that the Managing Owner’s disclosure controls and procedures with respect to the Tracking Fund were effective as of the end of the period covered by this quarterly report. In addition no change in the internal control over financial reporting occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since January 17, 2006 and through June 30, 2006, 109 Baskets (21,800,00 Limited Shares) have been created, including 10 Baskets (2,000,000 Limited Shares) issued in connection with the initial public offering of the Limited Shares on February 3, 2006 (Registration No. 333-125325). As of June 30, 2006, 21,800,000 Limited Shares were outstanding and the estimated net asset value per Limited Share as determined by the Managing Owner for June 30, 2006 was $25.34. The proceeds from the sale of the Limited Shares are used to purchase shares of the Master Fund. The Master Fund uses the proceeds from the sale of the Limited Shares for general corporate purposes in accordance with its investment objectives and policies.

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

PowerShares DB Commodity Index Tracking Fund

		By:	DB Commodity Services LLC,
its Managing Owner

		By:	/s/ Kevin Rich
			Name:	Kevin Rich
			Title:	Director and Chief Executive
Officer

Dated:	August 11, 2006	By:	/s/ Noam Berk
			Name:	Noam Berk
			Title:	Director and Treasurer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Kevin Rich	E-2

31.2	Certification of Noam Berk	E-3

32.1	Certification of Kevin Rich, Chief Executive Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-4

32.2	Certification of Noam Berk, Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-5

E-1