Form 10-Q
period 2006-09-30
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2006-11-14
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer  ☐                    Accelerated Filer  ☐                    Non-Accelerated Filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

Indicate the number of outstanding Limited Shares as of September 30, 2006: 25,200,000 Limited Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2006

			Page
PART I.	FINANCIAL INFORMATION		1

	ITEM 1.	FINANCIAL STATEMENTS	1
		Condensed Consolidated Statements of Financial Condition September 30, 2006 (unaudited) and December 31, 2005	1
		Unaudited Condensed Consolidated Schedule of Investments September 30, 2006	2
		Unaudited Condensed Consolidated Statement of Operations, For the Period from January 1, 2006 to September 30, 2006 and Three Months Ended September 30, 2006	3
		Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity For the Period from January 1, 2006 to September 30, 2006	4
		Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity Three Months Ended September 30, 2006	5
		Unaudited Condensed Consolidated Statement of Cash Flows, For the Period from January 1, 2006 to September 30, 2006	6
		Notes to Unaudited Condensed Consolidated Financial Statements	7
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
	ITEM 4.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION		17

	Item 1.	Legal Proceedings	17
	Item 1A.	Risk Factors	17
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
	Item 3.	Defaults Upon Senior Securities	17
	Item 4.	Submission of Matters to a Vote of Security Holders	17
	Item 5.	Other Information	17
	Item 6.	Exhibits	17

SIGNATURES			18

EXHIBIT INDEX			E-1

Exhibit 31.1	Certification of Kevin Rich	E-2
Exhibit 31.2	Certification of Gregory Collett	E-3
Exhibit 32.1	Certification of Kevin Rich	E-4
Exhibit 32.2	Certification of Gregory Collett	E-5

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Condensed Consolidated Statements of Financial Condition

September 30, 2006 (unaudited) and December 31, 2005

	September 30, 2006 (unaudited)	December 31, 2005
Assets
Investments, at value (amortized cost $569,536,821)	$569,771,190	$—
Cash	72,064,087	1,000

Total assets	$641,835,277	$1,000

Liabilities and shareholders’ equity
Net unrealized depreciation on futures contracts	38,370,840	—
Management fee payable	380,765	—
Accrued expenses and other liabilities	247,096	—

Total liabilities	38,998,701	—

Shareholders’ equity
General shares:
Paid-in-capital - 40 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	1,000	1,000
Accumulated deficit	(13)	—

Total General shares	987	1,000

Limited shares:
Paid-in-capital - 25,200,000 and 0 redeemable shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	620,687,464	—
Accumulated deficit	(17,851,875)	—

Total Limited shares	602,835,589	—

Total shareholders’ equity	602,836,576	1,000

Total liabilities and shareholders’ equity	$641,835,277	$1,000

Net asset value per share
General shares	$24.68	$25.00
Limited shares	$23.92	Not Applicable

See accompanying notes to unaudited condensed consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Condensed Consolidated Schedule of Investments

September 30, 2006

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. government obligations
United States Treasury Bills, 4.79% due October 5, 2006	14.09%	$84,966,765	$85,000,000
United States Treasury Bills, 4.695% due October 12, 2006	6.63	39,951,960	40,000,000
United States Treasury Bills, 4.64% due October 19, 2006	8.28	49,893,200	50,000,000
United States Treasury Bills, 4.545% due October 26, 2006	9.43	56,828,829	57,000,000
United States Treasury Bills, 4.60% due November 2, 2006	12.28	74,007,852	74,300,000
United States Treasury Bills, 4.785% due November 9, 2006	9.33	56,226,258	56,500,000
United States Treasury Bills, 4.95% due November 16, 2006	8.58	51,697,984	52,000,000
United States Treasury Bills, 5.055% due November 24, 2006	9.14	55,116,939	55,500,000
United States Treasury Bills, 5.085% due November 30, 2006	6.42	38,701,767	39,000,000
United States Treasury Bills, 5.105% due December 7, 2006	4.93	29,740,140	30,000,000
United States Treasury Bills, 4.82% due December 14, 2006	1.64	9,904,410	10,000,000
United States Treasury Bills, 4.77% due December 28, 2006	3.77	22,735,086	23,000,000

Total U.S. government obligations (cost $569,536,821)	94.52%	$569,771,190

Description	Percentage of Net Assets	Fair Value
Unrealized appreciation/(depreciation) on futures contracts
Aluminum (1,394 contracts, settlement date November 15, 2006)	0.01%	$76,421
Corn (4,962 contracts, settlement date December 14, 2006)	0.02	105,488
Light, Sweet Crude Oil (2,923 contracts, settlement date May, 20, 2007)	(3.74)	(22,573,230)
Gold (1,062 contracts, settlement date August 29, 2007)	(0.74)	(4,455,660)
Heating Oil (1,419 contracts, settlement date June 29, 2006)	(2.13)	(12,823,784)
Wheat (3,038 contracts, settlement date July 13, 2007)	0.22	1,299,925

Net unrealized depreciation on futures contracts	(6.36)%	$(38,370,840)

See accompanying notes to unaudited condensed consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Operations,

For the Period from January 1, 2006 to September 30, 2006 and Three Months Ended September 30, 2006

	Three Months Ended September 30, 2006	For the Period from January 1, 2006 to September 30, 2006
Revenues
Investment Income - Interest	$7,659,620	$14,163,517

Expenses
Management fee	1,200,886	2,521,819
Brokerage commissions	146,516	438,537
Organizational costs	—	150,400
Administrative expenses	9,335	78,858

Total expenses	1,356,737	3,189,614

Net investment income	6,302,883	10,973,903

Realized and Unrealized Gain (Loss) on Investments and Futures
Realized Gain (Loss) on
Investments	12,351	232
Futures	(3,402,749)	9,345,623

Net realized gain (loss)	(3,390,398)	9,345,855

Unrealized Appreciation (Depreciation) on
Investments	61,431	234,369
Futures	(41,709,523)	(38,370,840)

Net change in unrealized depreciation on investments and futures	(41,648,092)	(38,136,471)

Net realized loss and unrealized depreciation on investments and futures	(45,038,490)	(28,790,616)

Net Loss	$(38,735,607)	$(17,816,713)

See accompanying notes to unaudited condensed consolidated financial statements.

Note: PowerShares DB Commodity Index Tracking Fund commenced operations on January 31, 2006, and no operating results occurred prior to that date.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the Period from January 1, 2006 to September 30, 2006

	General Shares				Limited Shares				Total
	General Shares		Accumulated Deficit	Total General Shares	Limited Shares		Accumulated Deficit	Total Limited Shares	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance at January 1, 2006	40	$1,000	$—	$1,000	—	$—	$—	$—	$1,000
Sale of Limited Shares	—	—	—	—	26,000,000	640,822,984	—	640,822,984	640,822,984
Upfront selling commissions on Limited Shares	—	—	—	—	—	(1,500,000)	—	(1,500,000)	(1,500,000)
Redemption of Limited Shares	—	—	—	—	(800,000)	(18,635,520)		(18,635,520)	(18,635,520)
Consolidation of the Master Fund upon acquisition of Master Fund Limited Units	—	—	(1,613,218)	(1,613,218)	—	—	—	—	(1,613,218)
Net loss:
Net investment income	—	—	(150,376)	(150,376)	—	—	11,124,279	11,124,279	10,973,903
Net realized gain on futures	—	—	8	8	—	—	9,345,847	9,345,847	9,345,855
Net unrealized depreciation on investments and futures	—	—	(45)	(45)	—	—	(38,136,426)	(38,136,426)	(38,136,471)

Net loss	—	—	(150,413)	(150,413)	—	—	(17,666,300)	(17,666,300)	(17,816,713)
Allocation of organization and offering costs to the General Shares (note 6)	—	—	185,575	185,575	—	—	(185,575)	(185,575)	—
Additional investment in respect of assumption of organization and offering costs by the Managing Owner	—	—	1,578,043	1,578,043	—	—	—	—	1,578,043

Balance at September 30, 2006	40	$1,000	$(13)	$987	25,200,000	$620,687,464	$(17,851,875)	$602,835,589	$602,836,576

See accompanying notes to unaudited condensed consolidated financial statements.

Note: PowerShares DB Commodity Index Tracking Fund commenced operations on January 31, 2006, and no operating results occurred prior to that date.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended September 30, 2006

	General Shares				Limited Shares				Total
	General Shares		Accumulated Deficit	Total General Shares	Limited Shares		Accumulated Deficit	Total Limited Shares	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance at July 1, 2006	40	$1,000	$(1,596,668)	$(1,595,668)	21,800,000	$531,490,666	$20,902,344	$552,393,010	$550,797,342
Sale of Limited Shares	—	—			4,200,000	107,832,318	—	107,832,318	107,832,318
Redemption of Limited Shares	—	—	—	—	(800,000)	(18,635,520)		(18,635,520)	(18,635,520)
Consolidation of the Master Fund upon acquisition of Master Fund Limited Units	—	—	—	—	—	—	—	—	—
Net loss:								—	—
Net investment income	—	—	10	10	—	—	6,302,873	6,302,873	6,302,883
Net realized loss on investments and futures	—	—	(5)	(5)	—	—	(3,390,393)	(3,390,393)	(3,390,398)
Net unrealized depreciation on investments and futures	—	—	(63)	(63)	—	—	(41,648,029)	(41,648,029)	(41,648,092)

Net loss	—	—	(58)	(58)	—	—	(38,735,549)	(38,735,549)	(38,735,607)
Allocation of organization and offering costs to the General Shares (Note 6)	—	—	18,670	18,670	—	—	(18,670)	(18,670)	—
Additional investment in respect of assumption of organization and offering costs by DB Commodity Services LLC	—	—	1,578,043	1,578,043	—	—	—	—	1,578,043

Balance at September 30, 2006	40	$1,000	$(13)	$987	25,200,000	$620,687,464	$(17,851,875)	$602,835,589	$602,836,576

See accompanying notes to unaudited condensed consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Condensed Consolidated Statement of Cash Flows,

For the Period from January 1, 2006 to September 30, 2006

Net Loss	$(17,816,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Organization costs	150,400
Allocation of organization and offering costs to the General shares	(185,575)
Net realized gain on investments and futures	(9,345,855)
Net change in unrealized depreciation on investments and futures	38,136,471
Purchase of investment securities, net	(560,190,966)
Increase in operating liabilities:
Management fee payable	380,765
Accrued expenses and other liabilities	247,096

Net cash used in operating activities	(548,624,377)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	640,822,984
Redemption of Limited Shares	(18,635,520)
Commissions	(1,500,000)

Net cash provided by financing activities	620,687,464

Net change in cash	72,063,087
Cash at January 1, 2006	1,000

Cash at September 30, 2006	$72,064,087

Supplemental disclosure of non-cash activity:
Additional investment in respect of assumption of organization and offering costs by Managing Owner	$1,578,043

See accompanying notes to unaudited condensed consolidated financial statements.

Note: PowerShares DB Commodity Index Tracking Fund commenced operations on January 31, 2006, and no operating results occurred prior to that date.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2006

(1)	Organization

PowerShares DB Commodity Index Tracking Fund (the “Tracking Fund”) and its subsidiary, DB Commodity Index Tracking Master Fund (the Master Fund), were formed as Delaware statutory trusts on May 23, 2005. The Tracking Fund was originally named “DB Commodity Index Tracking Fund”. The Tracking Fund changed its name to “PowerShares DB Commodity Index Tracking Fund” effective August 10, 2006. The Tracking Fund and the Master Fund commenced operations on January 31, 2006 with the initial offering of 2,000,000 common units of beneficial interest (the “Limited Shares”) to an Authorized Participant of the Tracking Fund in exchange for $48,500,000. The Tracking Fund commenced trading on the American Stock Exchange (the “Amex”) on February 3, 2006. After the initial offering of the Limited Shares, an additional 24,000,000 Limited Shares were issued to certain eligible financial institutions (“Authorized Participants”) for $590,822,984 and 800,000 Limited Shares were redeemed for $18,635,520 during the period from January 31, 2006 to September 30, 2006. The Tracking Fund and the Master Fund, collectively, are referred to herein as the Fund. The fiscal year end of the Fund is December 31st. These condensed consolidated financial statements reflect the activity of the Funds from January 31, 2006 (commencement of operations) through September 30, 2006 and all significant inter-company balances and transactions have been eliminated.

The Tracking Fund offers Limited Shares to Authorized Participants. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Master Fund uses the proceeds from the offering of Limited Shares to trade exchange traded futures on the commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™, or the Index, with a view to tracking changes, whether positive or negative, in the level of the Index over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury and other high credit quality short-term fixed income securities over the expenses of the Tracking Fund and the Master Fund. (During the period from February 3, 2006 (inception of trading on the Amex) to May 23, 2006, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index - Excess Return™, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury and other high credit quality short-term fixed income securities over the expenses of the Tracking Fund and the Master Fund. The Master Fund has tracked the Index effective May 24, 2006.) The Master Fund holds United States Treasury securities and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodities brokers as margin and for investment.

The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index, or the Index Commodities, are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The term of the Tracking Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Tracking Fund.

DB Commodity Services LLC, a Delaware limited liability company, is the Managing Owner (DBCS or the Managing Owner) of the Tracking Fund and the Master Fund. The Managing Owner serves the Tracking Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG.

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the Commodity Broker). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker will execute and clear each of the Master Fund’s futures transactions and will perform certain administrative services for the Master Fund.

The Bank of New York has been appointed by the Managing Owner as the Administrator of the Master Fund and Tracking Fund.

The accompanying condensed consolidated financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the condensed consolidated financial statements have been made. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may have been condensed or omitted. As the Tracking Fund and the Master Fund commenced operations on January 31, 2006, they have not filed an Annual Report on Form 10-K. The Fund’s Prospectus should be read in conjunction with these condensed consolidated financial statements. Interim period results are not necessarily indicative of results for a full-year period.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

September 30, 2006

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The condensed consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the financial statement balances of the Tracking Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 31, 2006, the capital raised by the Tracking Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)) (“Master Fund Limited Units”). The Master Fund Limited Units owned by the Tracking Fund provide the Tracking Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Tracking Fund’s financial statement balances beginning January 31, 2006 (commencement of operations), and all significant inter-company balances and transactions have been eliminated.

(b)	Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenue and expense and disclosure of contingent assets and liabilities during the reporting period of the condensed consolidated financial statements. Actual results could differ from those estimates.

(c)	Investments

Investments represent U.S. Treasury securities that the Fund records on a trade basis. The Fund holds U.S. Treasury securities for deposit with the Master Fund’s commodity brokers as margin and for investment. Interest income in relation to the investments is recognized on an accrual basis when earned.

(d)	Income Taxes

The Tracking Fund and the Master Fund will be classified as a grantor trust and a partnership, respectively, for U.S. federal income tax purposes. Accordingly, neither the Tracking Fund, nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying condensed consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable shares of the Tracking Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

(e)	Valuation of Investments

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on trade date basis and open contracts are recorded in the condensed consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. Similarly, fair values for U.S. Treasury securities are based on quoted market prices. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are recognized in the statement of operations in the period in which the contract is closed or the changes occur, respectively.

(f)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (Management Fee), monthly in arrears, in an amount equal to 0.75% per annum of the net asset value of Master Fund. Prior to July 13, 2006, the Management Fee was 0.95% per annum. No separate management fee is paid by the Tracking Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the three-months ended September 30, 2006 and for the period from January 31, 2006 to September 30, 2006, management fees amounted to $1,200,886 and $2,521,819 respectively, of which $380,765 was payable to the Managing Owner as of September 30, 2006.

(g)	Brokerage Commissions and Fees

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, fees of the National Futures Association, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with its trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

(h)	Routine Operational, Administrative and Other Ordinary Expenses

Effective July 12, 2006, the Managing Owner assumed all of the routine operational, administrative and other ordinary expenses of the Tracking Fund and the Master Fund going forward, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

September 30, 2006

Prior to July 12, 2006, all routine operational, administrative and other ordinary expenses of the Tracking Fund and the Master Fund were paid by the Master Fund. (For additional information, see note (6), Organizational and Offering Costs).

(j)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Tracking Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount.

(3)	Financial Instrument Risk

In the normal course of its business, the Master Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in commodity prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and the Managing Owner was unable to offset such positions, the Master Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Master Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the condensed consolidated statement of financial condition and not represented by the contract or notional amounts of the instruments.

The Managing Owner monitors and controls the Master Fund’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Master Fund is subject. These monitoring systems allow the Managing Owner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures positions by sector, margin requirements, gain and loss transactions, and collateral positions.

(4)	Share Purchases and Redemptions

(a)	Purchases

Limited Shares may be purchased from the Tracking Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Tracking Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Tracking Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s futures contracts are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Tracking Fund.

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

The redemption proceeds from the Tracking Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

September 30, 2006

Amex or the last to close of the exchanges on which the Master Fund’s futures contracts are traded, whichever is later, on the redemption order date. The Tracking Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

The redemption proceeds due from the Tracking Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Tracking Fund’s DTC account has been credited with the Baskets to be redeemed. If the Tracking Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Tracking Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order shall be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Tracking Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Managing Owner may from time to time agree upon.

(5)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, upon commencement of operations income and expenses are allocated pro rata to the General and Limited Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance (not including any allocation related to the reimbursement of organization and offering costs discussed in note 6 below) are allocated to the Limited Shareholders in accordance with their respective interest in the Master Fund as a percentage of the total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(6)	Organizational and Offering Costs

During the initial offering period an upfront selling commission in an amount equal to 3% was paid to the Authorized Participants. The total cost of selling commissions amounted to $1,500,000 based on an initial public offering of 2,000,000 Limited Shares at $25 per share. These offering costs have been charged directly to shareholders’ equity.

In addition to the upfront selling commissions, other expenses incurred in connection with organizing the Fund and the initial offering of the Limited Shares were paid by the Managing Owner. These were subject to reimbursement by the Master Fund, without interest, in 36 monthly payments during each of the first 36 months after the commencement of the Master Fund’s trading operations. These costs were subject to a cap in the amount of 2.50% of the aggregate amount of all subscriptions for Shares during the initial offering period and during the first 36 months of the Master Fund’s trading operations. Expenses incurred in connection with the continuous offering of Limited Shares after the commencement of the Master Fund’s trading operations were also paid by the Managing Owner, subject to reimbursement by the Master Fund, without interest, in 36 monthly payments during each of the 36 months following the month in which such expenses were paid by the Managing Owner. If the Tracking Fund and the Master Fund had terminated before the Managing Owner had been fully reimbursed for any of the foregoing expenses, the Managing Owner would not have been entitled to receive any unreimbursed portion of such expenses outstanding as of the termination date. In no event would the aggregate amount of payments by the Master Fund to the Managing Owner in any month in respect of reimbursement of organizational or offering expenses have exceeded 0.10% per annum of the daily average net asset value of the Master Fund during such month.

Organization and offering costs incurred prior to commencement of operations in connection with the organizing and initial offering of the Limited Shares of $1,613,218 were incurred by the Managing Owner on behalf of the Master Fund. Upon the acquisition of the Master Fund Limited Units by the Tracking Fund at commencement of operations, this liability was consolidated onto the consolidated statement of financial condition of the Fund. An additional $150,400 of ongoing organizational and offering expenses, were paid by the Managing Owner on behalf of the Master Fund through June 30, 2006.

In order to reflect the reimbursement of organization and offering costs from the Fund to the Managing Owner, the General Shares received an allocation of the Limited Shareholders’ equity in an amount equal to each month’s payment amount by the Fund to the Managing Owner. During the three months ended September 30, 2006 and for the period from January 1, 2006 to September 30, 2006, $18,670 and $185,575, respectively, were allocated to the General Shares for the reimbursement of organizational and offering costs

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

September 30, 2006

by the Fund. Of this amount, $18,670 was paid during August 2006 and the liability due to the Managing Owner was reduced accordingly at that time. Pursuant to the profit and loss allocation agreement in the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund discussed above in note (5), $58 and $13 in losses were allocated to the Managing Owner representing its respective proportion of the gain during the three-months ended September 30, 2006 and for the period from January 1, 2006 to September 30, 2006, resulting in a total allocation to the General Shares of $18,612 and $185,562, respectively. The additional organizational costs of $150,400 incurred to July 12, 2006 were allocated to the General Shares through net income.

Effective July 12, 2006 the Managing Owner determined to assume all organization and offering expenses both already incurred and not yet paid and to be incurred by the Managing Owner on behalf of the Tracking Fund and the Master Fund. Accordingly, the obligation was deemed to be an additional investment as of July 12, 2006. This is reflected as an additional investment in the accompanying condensed consolidated statement of changes in shareholders equity against the General shareholders’ equity of $1,578,043.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

September 30, 2006

(7)	Financial Highlights

The Fund is presenting the following financial highlights related to investment performance and operations for a Limited Share outstanding during the period presented. These financial highlights include the total return and net investment income and expense ratios from January 31, 2006 (commencement of operations) to September 30, 2006 and are applicable to the Limited Shares, as follows:

	Three Months Ended September 30, 2006	For the Period from January 31, 2006 to September 30, 2006
Ratio to average Limited Shares
Net Investment income	4.06%	3.73%
Allocation of Limited Shareholders’ equity for organization and offering costs	(0.01)%	(0.06)%
Net investment income after allocation of Limited Shareholders’ equity for organization and offering costs	4.05%	3.67%
Total expenses	0.88%	1.09%
Allocation of Limited Shareholders’ equity for organization and offering costs	0.01%	0.06%
Total expenses after allocation of Limited Shareholders’ equity for organization and offering costs	0.89%	1.15%
Total Return
Total Return	(5.60%)	(4.32%)

Net asset value per Limited Share, beginning of period	$25.34	$—
Initial offering price per Limited Share	—	25.00
Offering Costs	—	(0.75)

Realized and unrealized loss on investments	(1.67)	(0.91)
Net investment income	0.25	0.58

Net decrease in net assets from operations	(1.42)	(0.33)

Net asset value per Limited Share, end of period	$23.92	$23.92

Financial highlights are calculated for the Limited Shares taken as a whole. The net investment income and total expense ratios are calculated as a percentage of average Limited Shares. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Limited Shares equity for organization and offering costs. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

Introduction

PowerShares DB Commodity Index Tracking Fund, or the Tracking Fund, is organized as a Delaware statutory trust. The Tracking Fund issues common units of beneficial interest, or Limited Shares, which represent units of fractional undivided beneficial interest in and ownership of the Tracking Fund. Shares may be purchased from the Tracking Fund only by certain qualified financial institutions called Authorized Participants and only in one or more blocks of 200,000 Limited Shares, called a Basket. The Tracking Fund issues Limited Shares in Baskets to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Tracking Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the American Stock Exchange, or Amex, or the last to close of the exchanges on which the Master Fund’s futures contracts are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Tracking Fund.

Authorized Participants may sell the Limited Shares comprising the Baskets they purchase from the Tracking Fund to other investors at prices that are expected to reflect, among other factors, the trading price of the Limited Shares on the Amex and the supply of and demand for Limited Shares at the time of sale and are expected to fall between net asset value and the trading price of the Limited Shares on the Amex at the time of sale. Retail investors seeking to purchase or sell Limited Shares on any day may effect such transactions in the secondary market, on the Amex, at the market price per Limited Share, rather than in connection with the creation or redemption of Baskets.

The Limited Shares trade on the Amex under the symbol “DBC.” The Tracking Fund was launched on January 31, 2006 and commenced trading its Limited Shares on the Amex on February 3, 2006. This discussion and analysis of performance and financial position is used for the period from January 31, 2006, commencement of operations, through September 30, 2006.

The Tracking Fund invests the proceeds of its offering of Limited Shares in DB Commodity Index Tracking Master Fund, or the Master Fund. The Master Fund is organized as a Delaware statutory trust.

The Master Fund trades exchange-traded futures on the commodities comprising the Deutsche Bank Liquid Commodity Index – Optimum Yield Excess Return™, or the Index, with a view to tracking changes, whether positive or negative, in the level of the Index over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury and other high credit quality short-term fixed income securities over the expenses of the Tracking Fund and the Master Fund. The Master Fund holds United States Treasury securities and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodities brokers as margin and for investment.

The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index, or the Index Commodities, are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trade marks of Deutsche Bank AG and are the subject of Community Trade Mark Nos. 3055043 and 3054996. Trade Mark applications in the United States are pending. Deutsche Bank AG is an affiliate of the Tracking Fund, the Master Fund and the Managing Owner.

Performance Summary

Performance of the Tracking Fund and the exchange traded Limited Shares are detailed below in “Results of Operations” of this Item 2. The section “Change in Value of the DBLCI-TR™, DBCLI-OYTR™, and Underlying Index Commodities for the Nine Month Period Ended September 30, 2006” below provides an overview of the change in value of the Index by disclosing the change in value of each underlying component Index Commodity through a “surrogate” (and analogous) index.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The Deutsche Bank Liquid Commodity Index- Optimum Yield Total Return™, or DBCLI-OYTR™ consists of the Index plus 3-month United States Treasury securities returns. Past performance is not necessarily indicative of future performance.

The following paragraphs highlight the results of the DBLCI-OYTR™ during the nine months of 2006. Because the Tracking Fund tracked the non-Optimum Yield™ (“non-OY”) version of the DBLCI™ from February 3, 2006 until May 23, 2006, results for the DBLCI-TR™ are also highlighted. Please note also that the Tracking Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Tracking Fund does not attempt to outperform or underperform the Index. The change in the way the Tracking Fund rolls commodity futures contracts was adopted with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices.

Change in Value of the DBLCI-TR™, DBCLI-OYTR™, and Underlying Index Commodities for the Nine Month Period Ended September 30, 2006

DBLCI™ Indices: Since the end of last year, the DBLCI-OYTR™ has increased 11.05% and the DBLCI-TR™ has increased 3.24%.

Light, Sweet Crude Oil: The DB Long Light, Sweet Crude Oil Futures Index over the period January 1, 2006 to September 30, 2006 with respect to each of DBLCI-OYTR™ and DBLCI-TR™ increased in value by 6.57% and decreased in value by 8.36%, respectively.

Heating Oil: The DB Long Heating Oil Futures Index over the period January 1, 2006 to September 30, 2006 with respect to each of DBLCI-OYTR™ and DBLCI-TR™ increased in value by 6.66% and decreased in value by 13.92%, respectively.

Aluminum: The DB Long Aluminum Futures Index over the period January 1, 2006 to September 30, 2006 with respect to each of DBLCI-OYTR™ and DBLCI-TR™ increased in value by 22.96% and 24.47%, respectively.

Gold: The DB Long Gold Futures Index over the period January 1, 2006 to September 30, 2006 with respect to each of DBLCI-OYTR™ and DBLCI-TR™ increased in value by 14.97% and 15.72%, respectively.

Corn: The DB Long Corm Futures Index over the period January 1, 2006 to September 30, 2006 with respect to each of DBLCI-OYTR™ and DBLCI-TR™ increased in value by 9.56%, respectively.

Wheat: The DB Long Wheat Futures Index over the period January 1, 2006 to September 30, 2006 with respect to each of DBLCI-OYTR™ and DBLCI-TR™ increased in value by 15.59% and 21.43% respectively.

Net Asset Value

Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity future traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s commodity brokerage account is accrued at least monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units, subject to adjustment to reflect the difference in net asset value per share between the Master Fund Limited Units and Master Fund General Units). Because there is a one-to-one correlation between Limited Shares and Master Fund Units, the net asset value per Limited Share and the net asset value per Master Fund Unit are equal.

Critical Accounting Policies

Preparation of the condensed consolidated financial statements and related disclosures in compliance with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates. Both the Tracking Fund’s and the Master Fund’s application of these policies involves judgments and actual results may differ from the estimates used. The Tracking Fund’s and Master Fund’s valuation policies and treatment of organization and offering costs are particularly critical. The Master Fund holds investments in futures contracts and U.S. Treasury securities, both of which are held at fair value. The Managing Owner has determined to relieve both the Tracking Fund and the Master Fund of any obligation to reimburse the Managing Owner for all accrued and unpaid organization and offering costs as of July 12, 2006.

Liquidity and Capital Resources

All of the Master Fund’s net assets are allocated to commodities trading. A significant portion of the net asset value is held in 3-month U.S. Treasury bills and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that U.S. Treasury bills bear to the total net assets will vary from period to period as the market values of commodity interests change. The balance of the net assets are held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds are paid to the Master Fund.

The Master Fund’s commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Master Fund from promptly liquidating its commodity futures positions.

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

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any clearinghouse will meet its obligations to the Master Fund.

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

Results of Operations

FOR THE PERIOD FROM JANUARY 1, 2006 TO SEPTEMBER 30, 2006 AND FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Tracking Fund Share Performance: The Tracking Fund was launched on January 31, 2006 and its Limited Shares commenced trading on the Amex on February 3, 2006. From February 3, 2006 to September 30, 2006 Limited Shares traded from a high of $26.94 (+7.76%) on May 11, 2006 to a low of $22.31 (-10.76%) on February 15, 2006. For the three-month period ended September 30, 2006, Limited Shares traded from a high of $26.50(+4.74%) on July 14, 2006 to a low of $23.07 (-8.81%) on September 20, 2006. Limited Shares of the Tracking Fund closed on September 29, 2006 at $23.95 (-5.34%). On September 30, 2006, 25.2 million Limited Shares were outstanding for a market capitalization of $603.54 million. The trading price of the Tracking Fund tracked both its net asset value and the Index closely.

Tracking Fund Asset Performance: The value of each Limited Share of the Tracking Fund has (i) decreased 4.32% from inception to September 30, 2006 and (ii) decreased 5.60% for the three-month period ended September 30, 2006. For the three-month period ended September 30, 2006, there were creations of 4.2 million and redemptions of 800,000 Limited Shares. For the nine month period ended September 30, 2006 there were creations of 26 million and redemptions of 800,000 Limited Shares.

Net loss for the period from January 1, 2006 to September 30, 2006 was $17.82 million, resulting from a net gain of $14.16 million from interest income plus net realized and unrealized losses of $28.79 million and operating expenses of $3.19 million. Net loss for the three month period ended September 30, 2006 was $38.73 million, resulting from a net gain of $7.66 million from interest income plus net realized and unrealized losses of $45.04 million and operating expenses of $1.36 million.

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

Disclosure controls and procedures.

Under the supervision and with the participation of the Managing Owner, DB Commodity Services LLC, including its chief executive officer and principal financial officer of the Managing Owner carried out an evaluation of the effectiveness of the design and operation of the Tracking Fund’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Managing Owner’s disclosure controls and procedures with respect to the Tracking Fund were effective as of the end of the period covered by this quarterly report.

Internal control over financial reporting.

There has been no change in internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-125325) was declared effective on January 17, 2006 with respect to the use of proceeds information being disclosed. A Post Effective Amendment to the Registrant’s Registration Statement on Form S-1 was declared effective on August 14, 2006.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

		By:	DB Commodity Services LLC,
its Managing Owner

		By:	/s/ Kevin Rich
			Name:	Kevin Rich
			Title:	Director and Chief Executive Officer

Dated:	November 14, 2006	By:	/s/ Gregory S. Collett
			Name:	Gregory S. Collett
			Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich	E-2

31.2	Certification of Gregory S. Collett	E-3

32.1	Certification of Kevin Rich, Chief Executive Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-4

32.2	Certification of Gregory S. Collett, Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-5

E-1