Form 10-Q
period 2007-06-30
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2007-08-14
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of outstanding Limited Shares as of June 30, 2007: 39,800,000 Limited Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2007

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Financial Condition

June 30, 2007 (unaudited) and December 31, 2006

	June 30, 2007 (unaudited)	December 31, 2006
Assets
United States Treasury Obligations, at fair value (cost $1,012,555,163 and $702,607,232, respectively)	$1,012,853,710	$702,882,222
Cash	—	44,221,265
Other assets	1,000	1,000
Net unrealized appreciation on futures contracts	20,521,104	—

Total assets	$1,033,375,814	$747,104,487

Liabilities and shareholders’ equity
Net unrealized depreciation on futures contracts	$—	$34,744,482
Payable to broker	8,643,994	—
Management fee payable	584,918	454,280
Brokerage fee payable	212,364	—
Other liabilities	1,000	1,000

Total liabilities	9,442,276	35,199,762

Commitments and Contingencies (Note 9)

Shareholders’ equity
General shares:
Paid-in-capital - 40 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,000	1,000
Accumulated earnings (deficit)	29	(18)

Total General shares	1,029	982

Limited shares:
Paid-in-capital - 39,800,000 and 29,000,000 redeemable shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	984,842,714	712,388,314
Accumulated earnings (deficit)	39,089,795	(484,571)

Total Limited shares	1,023,932,509	711,903,743

Total shareholders’ equity	1,023,933,538	711,904,725

Total liabilities and shareholders’ equity	$1,033,375,814	$747,104,487

Net asset value per share
General shares	$25.73	$24.55
Limited shares	$25.73	$24.55

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

June 30, 2007 (unaudited)

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills 4.65% due July 5, 2007	15.04%	$153,958,728	$154,000,000
U.S. Treasury Bills 4.55% due July 12, 2007	0.97	9,990,640	10,000,000
U.S. Treasury Bills 4.34% due July 19, 2007	5.94	60,882,209	61,000,000
U.S. Treasury Bills 4.49% due July 26, 2007	8.76	89,749,080	90,000,000
U.S. Treasury Bills 4.79% due August 2, 2007	12.87	131,790,777	132,300,000
U.S. Treasury Bills 4.76% due August 9, 2007	5.25	53,743,662	54,000,000
U.S. Treasury Bills 4.73% due August 16, 2007	6.02	61,646,600	62,000,000
U.S. Treasury Bills 4.78% due August 23, 2007	11.40	116,722,620	117,500,000
U.S. Treasury Bills 4.78% due August 30, 2007	7.08	72,454,836	73,000,000
U.S. Treasury Bills 4.71% due September 6, 2007	6.49	66,425,743	67,000,000
U.S. Treasury Bills 4.64% due September 13, 2007	6.97	71,336,736	72,000,000
U.S. Treasury Bills 4.49% due September 20, 2007	7.78	79,661,029	80,500,000
U.S. Treasury Bills 4.69% due September 27, 2007	4.35	44,491,050	45,000,000

Total United States Treasury Obligations (cost $1, 012,555,163)	98.92%	$1,012,853,710

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts Aluminum (1,919 contracts, settlement date November 21, 2007)	1.14%	$11,661,719
Corn (6,181 contracts, settlement date December 14, 2007)	(0.36)	(3,673,300)
Light, Sweet Crude Oil (4,777 contracts, settlement date April 22, 2008)	0.62	6,317,500
Gold (1,535 contracts, settlement date August 29, 2007)	(0.20)	(2,091,470)
Heating Oil (2,509 contracts, settlement date May 30, 2008)	0.64	6,562,542
Wheat (4,444 contracts, settlement date July 14, 2008)	0.17	1,744,113

Net Unrealized Appreciation on Futures Contracts	2.01%	$20,521,104

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Income and Expenses

For the Three Months Ended and Periods Ended June 30, 2007 and 2006 (i)

	Three Months Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
Income
Interest Income	$10,909,039	$5,537,898	$20,238,347	$6,676,835
Expenses
Management Fee	1,646,416	1,090,900	3,026,769	1,320,933
Brokerage commissions and fees	175,648	229,663	322,855	292,021
Organizational costs	—	150,400	—	150,400
Administrative expenses	—	57,416	—	69,523

Total expenses	1,822,064	1,528,379	3,349,624	1,832,877

Net investment income	9,086,975	4,009,519	16,888,723	4,843,958

Realized and Net Change in Unrealized Gain (Loss) on U.S. Treasury Obligations and Futures
Realized Gain (Loss) on
United States Treasury Obligations	818	—	(829)	—
Futures	(32,991,527)	15,053,798	(32,602,624)	12,736,253

Net unrealized gain (loss)	(32,990,709)	15,053,798	(32,603,453)	12,736,253

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	127,465	—	23,557	—
Futures	32,714,186	(4,296,589)	55,265,586	3,338,683

Net change in unrealized gain (loss)	32,841,651	(4,296,589)	55,289,143	3, 338,683

Net realized and change in unrealized gain (loss) on United States Treasury Obligations	(149,058)	10,757,209	22,685,690	16,074,936

Net Income	$8,937,917	$14,766,728	$39,574,413	$20,918,894

See accompanying notes to unaudited consolidated financial statements.

(i)	The period ended June 30, 2006 reflects operating results since January 31, 2006, the date of commencement of operations.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (deficit)	Total Shareholders’ Equity (deficit)
	Shares	Amount			Shares	Amount
Balance at April 1, 2007	40	$1,000	$16	$1,016	32,400,000	$793,231,006	$30,151,891	$823,382,897	$823,383,913
Sale of Limited Shares					7,400,000	191,611,708	—	191,611,708	191,611,708
Net income (loss):								—	—
Net investment income			11	11	—	—	9,086,964	9,086,964	9,086,975
Net realized gain (loss) on
United States Treasury Obligations and futures			(40)	(40)	—	—	(32,990,669)	(32,990,669)	(32,990,709)
Net changes in unrealized gain (loss) on
United States Treasury Obligations and futures			42	42	—	—	32,841,609	32,891,609	32,841,651

Net income	—	—	13	13	—	—	8,937,904	8,937,904	8,937,917

Balance at June 30, 2007	40	$1,000	$29	$1,029	39,800,000	$984,842,714	$39,089,795	$1,023,932,509	$1,023,933,538

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2006

	General Shares				Limited Shares				Total
	General Shares		Accumulated Deficit	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at April 1, 2006	40	$1,000	$(1,561,227)	$(1,560,227)	11,400,000	$267,021,276	$6,100,175	$273,121,451	$271,561,224
Sale of Limited Shares	—	—			10,400,000	264,469,390	—	264,469,390	264,469,390
Net income (loss):									—
Net investment income (loss)	—	—	(150,375)	(150,375)	—	—	4,159,894	4,159,894	4,009,519
Net realized gain (loss) on futures	—	—	(18)	(18)	—	—	15,053,816	15,053,816	15,053,798
Net changes in unrealized gain (loss) on futures	—	—	121	121	—	—	(4,296,710)	(4,296,710)	(4,296,589)

Net income (loss)	—	—	(150,272)	(150,272)	—	—	14,917,000	14,917,000	14,766,728
Allocation of organization and offering costs to the General Shares (Note 8)	—	—	114,831	114,831			(114,831)	(114,831)	—

Balance at June 30, 2006	40	$1,000	$(1,596,668)	$(1,595,668)	21,800,000	$531,490,666	$20,902,344	$552,393,010	$550,797,342

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
Balance at January 1, 2007	40	$1,000	$(18)	$982	29,000,000	$712,388,314	$(484,571)	$711,903,743	$711,904,725
Sale of Limited Shares	—	—	—	—	10,800,000	272,454,400	—	272,454,400	272,454,400
Net income (loss):								—	—
Net investment income	—	—	22	22	—	—	16,888,700	16,888,701	16,888,723
Net realized gain (loss) on
United States Treasury Obligations and futures	—	—	(39)	(39)	—	—	(32,603,414)	(32,603,414)	(32,603,453)
Net changes in unrealized gain (loss) on
United States Treasury Obligations and futures	—	—	64	64	—	—	55,289,079	55,289,079	55,289,143

Net income	—	—	47	47	—	—	39,574,366	39,574,366	39,574,413

Balance at June 30, 2007	40	$1,000	29	$1,029	39,800,000	$984,842,714	$39,089,795	$1,023,932,509	$1,023,933,538

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2006 (i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Deficit	Total General Shareholder’s Equity (deficit)	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity (deficit)	Total Shareholders’ Equity (deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2006	40	$1,000	—	$1,000	—	$—	—	$—	$1,000
Sale of Limited Shares	—	—	—	—	21,800,000	532,990,666	—	532,990,666	532,990,666
Upfront selling commissions on Limited Shares	—	—	—	—	—	(1,500,000)	—	(1,500,000)	(1,500,000)
Consolidation of the Master Fund upon acquisition of Master Fund Limited Units	—	—	(1,613,218)	(1,613,218)	—	—	—	—	(1,613,218)
Net income (loss):
Net investment income (loss)	—	—	(150,386)	(150, 386)	—	—	4,994,344	4,994,344	4,843,958
Net realized gain on United States Treasury Obligations and futures	—	—	13	13	—	—	12,736,240	12,736,240	12,736,253
Net changes in unrealized gain (loss) on United States Treasury Obligations and futures	—	—	18	18	—	—	3,338,665	3,338,665	3,338,683

Net income (loss)	—	—	(150,355)	(150,355)	—	—	21,069,249	21,069,249	20,918,894

Allocation of organization and offering costs to the General Shares (Note 8)	—	—	166,905	166,905	—	—	(166,905)	(166,905)	—

Balance at June 30, 2006	40	$1,000	$(1,596,668)	$(1,595,668)	21,800,000	$531,490,666	$20,902,344	$553,893,010	$550,797,342

See accompanying notes to consolidated financial statements.

(i)	The period ended June 30, 2006 reflects operating results since January 31, 2006, the date of commencement of operations.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Cash Flows

For the Period Ended June 30, 2007 and 2006 (i)

	Period Ended June 30,
	2007	2006
Cash flow provided by operating activities:
Net Income	$39,574,413	$20,918,894
Adjustments to reconcile net income to net cash used in operating activities:
Organization costs	—	150,400
Allocation of organization and offering costs to General Shares	—	(166,905)
Cost of securities purchased	(1,880,539,374)	(786,919,203)
Proceeds from securities sold	1,590,542,115	274,385,146
Net accretion of discount and amortization of premium on United States Treasury Obligations	(19,951,501)	(6,449,021)
Net realized (gain) loss on United States Treasury Obligations	829	—
Net change in unrealized (appreciation) depreciation on United States Treasury Obligations and Futures	(55,289,143)	(3,338,683)
Increase/Decrease in operating assets and liabilities:
Payable for securities purchased	—	4,941,094
Payable to broker	8,643,994	—
Management fee payable	130,638	411,466
Broker fee payable	212,364	—
Other liabilities	—	198,131

Net cash used in operating activities	(316,675,665)	(495,868,681)

Cash flows from financing activities:
Net proceeds from sale of Limited Shares	272,454,400	532,990,666
Commissions	—	(1,500,000)

Net cash provided by financing activities	272,454,400	531,490,666

Net change in cash	(44,221,265)	35,621,985
Cash at beginning of period	44,221,265	1,000

Cash at end of period	$—	$35,622,985

Supplemental disclosure of non-cash activity:
Assumption of liability due to DBCS upon acquisition of Master Fund Units	$—	$1,613,218

See accompanying notes to unaudited consolidated financial statements.

(i)	The period ended June 30, 2006 reflects operating results since January 31, 2006, the date of commencement of operations.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2007

(1)	Organization

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

This report covers the three months ended June 30, 2007 and June 30, 2006 and the period January 1, 2007 to June 30, 2007 and the period from January 31, 2006 (commencement of investment operations) to June 30, 2006 (herein referred to as “Period Ended June 30, 2007 and the “Period Ended June 30, 2006” respectively.

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

(4)	Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning January 31, 2006 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated.

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

(c) Cash

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. Included in the cash balance as of December 31, 2006 is $34,744,482 which relates to negative variation margin against open futures contracts held by the Fund. At June 30, 2007, the Fund overdrew its cash by $8,643,994 and had $20,521,104 positive variation margin held against this. There were no cash equivalents held by the Fund as of June 30, 2007 and December 31, 2006.

(d) Payable to broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. Balances in excess of minimums required in the variation margin account, when created through appreciation in holdings, are available to the Fund. As of June 30, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $20,521,104, which is recorded in the statement of financial condition. As of June 30, 2007, the Fund utilized $8,643,994 of positive balance available in the variation margin account against the unrealized appreciation position to purchase a United States Treasury Obligation. The positive equity is recorded in the consolidated statement of financial condition as “payable to broker” and the United States Treasury Obligation is recorded in the consolidated schedule of investments and statement of financial condition. No interest expense was incurred by the Fund because the Fund’s net balance held with the Commodity Broker was $11,877,110 at June 30, 2007.

As of December 31, 2006, the futures contracts held by the Fund were in an unrealized loss position of $34,744,482, which is recorded in the statement of financial condition.

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s commodity brokers as margin and for trading purposes. Included in the United States Treasury Obligations as of June 30, 2007 and December 31, 2006 is $58,797,400 and $42,522,181, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

(f) Income Taxes

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

(g) Futures Contracts

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

(h) Management Fee

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

(i) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for the three months and periods ended June 30, 2007 and 2006, respectively, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees have approximated 0.08% and 0.20%, on an annual basis, of the net asset value of the Master Fund during the three months and periods ended June 30, 2007 and 2006, respectively.

(j) Routine Operational, Administrative and Other Ordinary Expenses

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

(k) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months and periods ended June 30, 2007 and 2006, the Fund and the Master Fund did not incur such expenses.

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

(c) Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 31, 2006 with the initial offering of 2,000,000 Limited Shares to Authorized Participants of the Fund in exchange for $50,000,000 less commission of $1,500,000.

Summary of Limited Share Transactions for the Three Months and Period Ended June 30, 2007 and 2006

	Limited Shares Three Months Ended		Amount Three Months Ended		Limited Shares Period Ended		Amount Period Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Limited Shares Sold	7,400,000	10,400,000	$191,611,708	$264,469,390	10,800,000	21,800,000	$272,454,400	$532,990,666
Upfront Selling Commissions on Limited Shares	—	—	—	—	—	—	—	(1,500,000)
Limited Shares repurchased	—	—	—	—	—	—	—	—

Net Increase	7,400,000	10,400,000	$191,611,708	$264,469,390	10,800,000	21,800,000	$272,454,400	$531,490,666

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

Effective July 12, 2006 the Managing Owner determined to assume all organization and offering expenses, both already incurred and not yet paid and to be incurred by the Managing Owner, on behalf of the Fund and the Master Fund.

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

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months and the period ended June 30, 2007 and 2006. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Limited Shares equity for organization and offering costs. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30,		Period Ended June 30,
	2007	2006	2007	2006
Net Asset Value
Initial offering price per Limited Share	$—	$—	$—	$25.00
Offering Costs				(0.75)

Net Offering	—	—	—	24.25
Net realized and unrealized gain on United States Treasury Obligations and Futures	$0.06	$1.17	$0.67	$0.76
Net investment income	0.26	0.21	0.51	0.33

Net increase in net assets from operations	0.32	1.38	1.18	1.09
Distributions of net investment income on Limited Shares	—	—	—	—
Net increase	0.32	1.38	1.18	1.09
Net asset value per Limited Share, beginning of period	$25.41	$23.96	$24.55	$—

Net asset value per Limited Share, end of period	$25.73	$25.34	$25.73	$25.34

Market value per Limited Share, beginning of period	$25.38	$23.94	$24.58	$—

Market value per Limited Share, end of period	$25.70	$25.30	$25.70	$25.30

Ratio to average Limited Shares (i)
Net investment income	4.12%	3.62%	4.16%	3.59%
Allocation of Limited Shareholders’ equity for organization and offering costs	—	(0.10)%	—	(0.12%)

Net investment income after allocation of Limited Shareholders’ equity for organization and offering costs	4.12%	3.52%	4.16%	3.47%

Total expenses	0.83%	1.20%	0.83%	1.21%

Allocation of Limited Shareholders’ equity for organization and offering costs	—	0.10%	—	0.12%

Total expenses after allocation of Limited Shareholders’ equity for organization and offering costs	0.83%	1.30%	0.83%	1.33%

Total Return, at net asset value (ii)	1.26%	5.76%	4.81%	1.36%

Total Return, at market value (ii)	1.26%	5.68%	4.56%	1.20%

(i)	Percentages are annualized.

(ii)	Percentages are not annualized and for the period ended June 30, 2006 calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007 and has determined that the application of this standard will not impact the financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes framework for the measurement of fair value and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

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

The section “Summary of DBLCI-TR™, DBLCI-OYTR™, and Underlying Index Commodity Returns for the three month period ended June 30, 2007, the period January 1, 2007 to June 30, 2007 and for the period January 31, 2006 (commencement of investment operations) to June 30, 2006” below provides an overview of the changes in the closing levels of the Index by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index. (The period January 1, 2007 to June 30, 2007 and the period January 31, 2006 (commencement of investment operations) to June 30, 2006 will be referred to herein as “Period Ended June 30, 2007 and “Period Ended June 30, 2006”, respectively.)

The following paragraphs highlight the results of the DBLCI-OYTR™ for the three month period ended June 30, 2007, the period January 1, 2007 to June 30, 2007, and for the period January 31, 2006 (commencement of investment operations) to June 30, 2006. Because the Fund tracked the non-Optimum Yield™ (“non-OY”) version of the DBLCI™ from January 31, 2006 (commencement of investment operations) through May 23, 2006, results for the DBLCI-TR™ are also highlighted. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Fund does not attempt to outperform or underperform the Index. The change in the way the Fund rolls commodity futures contracts was adopted with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-TR™, DBLCI-OYTR™, and Underlying Index Commodity Returns for the Three Month Period Ended June 30, 2007 and 2006, the Period January 1, 2007 to June 30, 2007 and for the Period January 31, 2006 (commencement of investment operations) to June 30, 2006.

Underlying Index	TOTAL RETURNS FOR INDEX IN THE
	DBLCI-OYTR™				DBLCI-TR™*
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Period Ended June 30, 2007	Period Ended June 30, 2006	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Period Ended June 30, 2007	Period Ended June 30, 2006
DB Crude Oil Indices	-0.19%	11.00%	4.08%	7.54%	0.43%	6.71%	4.09%	1.17%
DB Heating Oil Indices	2.4%	9.82%	12.23%	8.82%	8.14%	6.30%	22.01%	4.53%
DB Aluminum Indices	1.49%	7.96%	5.06%	9.26%	2.33%	8.34%	6.18%	9.95%
DB Gold Indices	-2.43%	5.28%	1.6%	7.24%	-2.37%	5.51%	1.66%	7.63%
DB Corn Indices	-7.43%	-1.73%	-4.09%	3.74%	-7.43%	-1.73%	-4.09%	3.74%
DB Wheat Indices	18.87%	8.24%	9.77%	8.14%	29.13%	8.39%	22.19%	9.33%

TOTAL RETURNS	1.44%	8.01%	5.23%	7.67%	4.13%	5.96%	8.63%	4.94%

*	During the period from January 31 (commencement of investment operations) to May 23, 2006, the Fund tracked the non-Optimum Yield™ version of the Index. During this same period, the Fund did not track the changes of closing levels of DBLCI-TR™.

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

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006 AND PERIOD JANUARY 1, 2007 TO JUNE 30, 2007 (REFERRED TO HEREIN AS “PERIOD ENDED JUNE 30, 2007”) AND FOR THE PERIOD FROM JANUARY 31, 2006 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2006 (REFERRED TO HEREIN AS “PERIOD ENDED JUNE 30, 2006”)

The Fund was launched on January 31, 2006 at $25.00 per share and listed for trading on the Amex on February 3, 2006.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™, or the Index, over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Limited Shares (as reflected by the graph “DBC”), (ii) the Fund’s NAV (as reflected by the graph “DBCNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBLCIX”). The price of the Limited Shares generally has exceeded the levels of the Index primarily because the Limited Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Limited Shares will continue to exceed the Index levels.

[Remainder of page left blank intentionally.]

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE THREE MONTHS ENDED

JUNE 30, 2007 AND 2006 AND THE PERIODS ENDED JUNE 30, 2007 AND 2006

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

DBC - For the Period Ended June 30, 2007

27
26
25
24
23
22
530
510
490
470
450
430
1/3/2007
6/30/2007
DBC
DBCNAV
DBLCIX

DBC - For the Period Ended June 30, 2006

28
27
26
25
24
23
22
550
530
510
490
470
450
430
2/3/2006
6/30/2006
DBC
DBCNAV
DBLCIX

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses. During the period from inception of trading on the Amex on February 3, 2006 to the close of business on May 23, 2006, the Fund and Master Fund sought to track the changes of the Deutsche Bank Liquid Commodity Index — Excess Return™ (“DBLCI– ER™”). DBLCI– ER™ is composed of the same index commodities as the Index and is also calculated on an excess return basis. Unlike the Index, which is rolled on an optimum yield basis, DBLCI–ER™ rolls both Light, Sweet Crude Oil and Heating Oil on a monthly basis and Gold, Aluminum, Corn and Wheat on an annual basis. Therefore, with respect to the above graph For the Period Ended June 30, 2006, DBLCIX reflects DBLCI– ER™ from April 1, 2006 to the close of business on May 23, 2006, and DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ from May 24, 2006 to the close of business on June 30, 2006. With respect to the above graph For the Period Ended June 30, 2007, DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Fund Limited Share Price Performance

For the three months ended June 30, 2007, Limited Shares increased 1.26% from $25.38 per share to $25.70 per share. Limited Shares traded from a low of $24.98 (-1.58%) per share on May 10, 2007 to a high of $26.65 per share (+5.00%) on June 18, 2007. Total return for the Fund, on a market value basis was 1.26% for the three months ended June 30, 2007.

For the three months ended June 30, 2006, Limited Shares increased 5.68% from $23.94 per share to $25.30 per share. Limited Shares traded from a high of $26.94 per share (+12.53%) on May 11, 2006 to a low of $23.90 per share (-0.17%) on June 19, 2006. Total return for the Fund, on a market value basis was 5.68% for the three months ended June 30, 2006.

Fund Limited Share Net Asset Performance

For the three months ended June 30, 2007, the net asset value of each Limited Share increased 1.26% from $25.41 per share to $25.73 per share. Total return on a net asset value basis, for the Fund, was 1.26% for the three months ended June 30, 2007.

Net income for the three months ended June 30, 2007 was $8.9 million, resulting from $10.9 million of interest income and realized and unrealized loss of $0.2 million and operating expenses of $1.8 million.

For the three months ended June 30, 2006, the net asset value of each Limited Share increased 5.76% from $23.96 per share to $25.34 per share. Total return on a net asset value basis, for the Fund, was 5.76% for the three months ended June 30, 2006.

Net income for the three months ended June 30, 2006 was $14.8 million, resulting from a $5.5 million of interest income and net realized and unrealized gains of $10.8 million and operating expenses of $1.5 million.

FOR THE PERIOD ENDED JUNE 30, 2007 COMPARED TO THE PERIOD ENDED JUNE 30, 2006

Fund Limited Share Price Performance

For the period ended June 30, 2007, Limited Shares increased 4.56% from $24.58 per share to $25.70 per share. Limited Shares traded from a low of $22.61 (-8.01%) per share on January 18, 2007 to a high of $26.65 per share (+8.42%) on June 18, 2007. Total return for the Fund, on a market value basis was 4.56% for the period ended June 30, 2007.

For the period ended June 30, 2006, Limited Shares increased 1.20% from $25.00 per share to $25.30 per share. Limited Shares traded from a high of $26.94 per share (+7.76%) on May 11, 2006 to a low of $22.31 per share (-10.76%) on February 15, 2006. Total return for the Fund, on a market value basis was 1.20% for the period ended June 30, 2006.

Fund Limited Share Net Asset Performance

For the period ended June 30, 2007, the net asset value of each Limited Share increased 4.81% from $24.55 per share to $25.73 per share. Total return on a net asset value basis, for the Fund, was 4.81% for the period ended June 30, 2007.

Net income for the period ended June 30, 2007 was $39.6 million, resulting from $20.2 million of interest income and realized and unrealized gains of $22.7 million and operating expenses of $3.3 million.

For the period ended June 30, 2006, the net asset value of each Limited Share increased 1.36% from $25.00 per share to $25.34 per share. Total return on a net asset value basis, for the Fund, was 1.36% for the period ended June 30, 2006.

Net income for the period ended June 30, 2006 was $20.9 million, resulting from a $6.7 million of interest income and net realized and unrealized gains of $16.0 million and operating expenses of $1.8 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2007. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.

Market Sector	Delivery Month	Value at Risk (VaR)*	Number of times VaR Exceeded
Corn	Dec 07	0.50%	4
WTI Crude Oil	May 08	1.07%	3
Gold	Aug 07	0.37%	1
Heating Oil	Jun 08	0.57%	3
Aluminum	Nov 07	0.41%	3
Wheat	Jul 08	0.39%	4

Aggregate/Total		2.12%	3

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2007 by market sector.

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

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-125325) was declared effective on January 17, 2006 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on February 3, 2006. A Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 was declared effective on August 14, 2006, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No. 333-141631) was declared effective on May 1, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-141631) also acts as a Post-Effective Amendment No. 2 to File No. 333-125325.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended June 30, 2007, 7.4 million Limited Shares were created for $191.6 million, and no Limited Shares were redeemed. For the period ended June 30, 2007, 10.8 million Limited Shares were created for $272.4 million and no Limited Shares were redeemed. On June 30, 2007, 39.8 million Limited Shares of the Fund were outstanding for a market capitalization of $1,022.9 million.

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

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Director, Chief Executive Officer and Principal Financial Officer

Dated: August 14, 2007	By:	/s/ Gregory S. Collett
		Name:	Gregory S. Collett
		Title:	Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Kevin Rich	E-2

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002	E-3

E-1