Form 10-Q
period 2007-09-30
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2007-11-13
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to ____________________________________

Commission File No.	Name of Registrant in Charter	IRS Employer Number

001-32726	POWERSHARES DB COMMODITY INDEX TRACKING FUND (Exact Name of Registrant as Specified in Its Charter)	32-6042243

Delaware

(State or other Jurisdiction of Incorporation or Organization)

c/o DB Commodity Services LLC, 60 Wall Street, New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone number, including Area Code: (212) 250-5883

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ____                 Accelerated Filer ____                 Non-Accelerated Filer ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓

Indicate the number of outstanding Limited Shares as of September 30, 2007: 43,400,000 Limited Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2007

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2007 (unaudited) and December 31, 2006

	September 30, 2007 (unaudited)	December 31, 2006
Assets
United States Treasury Obligations, at fair value (cost $1,132,731,503 and $702,607,232, respectively)	$1,133,395,938	$702,882,222
Cash held by broker	-	44,221,265
Other assets	1,000	1,000
Net unrealized appreciation on futures contracts	99,971,205	-

Total assets	$1,233,368,143	$747,104,487

Liabilities and shareholders’ equity
Net unrealized depreciation on futures contracts	$-	$34,744,482
Payable to broker	23,866,578	-
Management fee payable	697,559	454,280
Brokerage fee payable	309,308	-
Other liabilities	1,000	1,000

Total liabilities	24,874,445	35,199,762

Commitment and contingencies (Note 9)

Shareholders’ equity
General shares:
Paid-in capital - 40 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	1,000	1,000
Accumulated earnings (deficit)	114	(18)

Total General shares	1,114	982

Limited shares:
Paid-in capital - 43,400,000 and 29,000,000 redeemable shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	1,079,608,286	712,388,314
Accumulated earnings (deficit)	128,884,298	(484,571)

Total Limited shares	1,208,492,584	711,903,743

Total shareholders’ equity	1,208,493,698	711,904,725

Total liabilities and shareholders’ equity	$1,233,368,143	$747,104,487

Net asset value per share
General shares	$27.85	$24.55

Limited shares	$27.85	$24.55

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Government Obligations
U.S. Treasury Bills, 4.28% due October 4, 2007	13.15%	$158,957,705	$159,000,000
U.S. Treasury Bills, 4.00% due October 11, 2007	4.55	54,952,370	55,000,000
U.S. Treasury Bills, 3.93% due October 18, 2007	5.45	65,898,822	66,000,000
U.S. Treasury Bills, 3.27% due October 25, 2007	7.84	94,788,625	95,000,000
U.S. Treasury Bills, 4.825% due November 1, 2007	10.50	126,927,520	127,300,000
U.S. Treasury Bills, 4.77% due November 8, 2007	4.45	53,803,548	54,000,000
U.S. Treasury Bills, 4.63% due November 15, 2007	3.05	36,836,867	37,000,000
U.S. Treasury Bills, 2.85% due November 23, 2007	9.26	111,899,138	112,500,000
U.S. Treasury Bills, 4.60% due November 29, 2007	6.00	72,564,774	73,000,000
U.S. Treasury Bills, 4.35% due December 6, 2007	9.62	116,211,069	117,000,000
U.S. Treasury Bills, 3.80% due December 13, 2007	8.38	101,245,506	102,000,000
U.S. Treasury Bills, 4.05% due December 20, 2007	7.43	89,760,344	90,500,000
U.S. Treasury Bills, 3.82% due December 27, 2007	4.10	49,549,650	50,000,000

Total United States Treasury Obligations (cost $1,132,731,503)	93.78%	$1,133,395,938

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(d)
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Aluminum (2,092 contracts, settlement date November 21, 2007)	(0.05)%	$(649,494)
Corn ( 6,741 contracts, settlement date December 14, 2007)	0.31	3,838,350
Light, Sweet Crude Oil ( 5,208 contracts, settlement date April 22, 2008)	2.70	32,600,720
Gold (1,586 contracts, settlement date August 27, 2007)	1.00	12,047,470
Heating Oil ( 2,737 contracts, settlement date May 30, 2008)	1.67	20,234,071
Wheat ( 4,844 contracts, settlement date December 12, 2008)	2.64	31,900,088

Net Unrealized Appreciation on Futures Contracts	8.27%	$99,971,205

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2006

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 4.76% due January 4, 2007	14.05%	$99,987,600	$100,000,000
U.S. Treasury Bills, 4.76% due January 11, 2007	9.12	64,935,715	65,000,000
U.S. Treasury Bills, 4.74% due January 18, 2007	9.11	64,873,510	65,000,000
U.S. Treasury Bills, 4.66% due January 25, 2007	10.09	71,795,304	72,000,000
U.S. Treasury Bills, 4.975% due February 1, 2007	12.50	88,962,625	89,300,000
U.S. Treasury Bills, 4.955% due February 8, 2007	8.39	59,716,200	60,000,000
U.S. Treasury Bills, 4.955% due February 15, 2007	7.26	51,701,572	52,000,000
U.S. Treasury Bills, 4.94% due February 22, 2007	9.35	66,551,033	67,000,000
U.S. Treasury Bills, 4.905% due March 1, 2007	10.45	74,424,750	75,000,000
U.S. Treasury Bills, 4.87% due March 8, 2007	4.87	34,698,230	35,000,000
U.S. Treasury Bills, 4.80% due March 15, 2007	1.39	9,904,640	10,000,000
U.S. Treasury Bills, 4.825% due March 22, 2007	1.39	9,894,480	10,000,000
U.S. Treasury Bills, 4.875% due March 29, 2007	0.76	5,436,563	5,500,000

Total United States Treasury Obligations (cost $702,607,232)	98.73%	$702,882,222

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(d)
Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Aluminum (1,384 contracts, settlement date November 21, 2007)	1.28%	$9,081,187
Corn (4,487 contracts, settlement date December 14, 2007)	0.73	5,214,837
Light, Sweet Crude Oil (3,854 contracts, settlement date April 20, 2007)	(4.77)	(33,912,130)
Gold (1,101 contracts, settlement date August 29, 2007)	(0.13)	(916,081)
Heating Oil (1,902 contracts, settlement date May 31, 2007)	(3.01)	(21,443,209)
Wheat (3,349 contracts, settlement date July 13, 2007)	1.02	7,230,914

Net Unrealized Depreciation on Futures Contracts	(4.88)%	$(34,744,482)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended and Periods Ended September 30, 2007 and 2006(i)

	Three Months Ended September 30,		Period Ended September 30,
	2007	2006	2007	2006
Income
Interest Income	$12,809,328	$7,659,620	$33,047,675	$14,163,517

Expenses
Management Fee	2,045,766	1,200,886	5,072,535	2,521,819
Brokerage commissions and fees	127,587	146,516	450,442	438,537
Organizational costs	-	-	-	150,400
Administrative expenses	-	9,335	-	78,858

Total expenses	2,173,353	1,356,737	5,522,977	3,189,614

Net investment income	10,635,975	6,302,883	27,524,698	10,973,903

Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Realized Gain (Loss) on
United States Treasury Obligations	5,973	12,351	5,144	232
Futures	(663,349)	(3,402,749)	(33,265,973)	9,345,623

Net realized gain (loss)	(657,376)	(3,390,398)	(33,260,829)	9,345,855

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	365,888	61,431	389,445	234,369
Futures	79,450,101	(41,709,523)	134,715,687	(38,370,840)

Net change in unrealized gain (loss)	79,815,989	(41,648,092)	135,105,132	(38,136,471)

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	79,158,613	(45,038,490)	101,844,303	(28,790,616)

Net Income (Loss)	$89,794,588	$(38,735,607)	$129,369,001	$(17,816,713)

See accompanying notes to unaudited consolidated financial statements.

(i)	The period ended September 30, 2006 reflects operating results since January 31, 2006, the date of commencement of operations.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at July 1, 2007	40	$1,000	$29	$1,029	39,800,000	$984,842,714	$39,089,795	$1,023,932,509	$1,023,933,538
Sale of Limited Shares					4,400,000	115,156,060	-	115,156,060	115,156,060
Redemption of Limited Shares					(800,000)	(20,390,488)		(20,390,488)	(20,390,488)
Net income (loss):								-	-
Net investment income			10	10	-	-	10,635,965	10,635,965	10,635,975
Net realized gain (loss) on United States Treasury Obligations and Futures				-	-	-	(657,376)	(657,376)	(657,376)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			75	75	-	-	79,815,914	79,815,914	79,815,989

Net income	-	-	85	85	-	-	89,794,503	89,794,503	89,794,588

Balance at September 30, 2007	40	$1,000	$114	$1,114	43,400,000	$1,079,608,286	$128,884,298	$1,208,492,584	$1,208,493,698

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2006

	General Shares				Limited Shares				Total
	General Shares			Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Accumulated Earnings		Shares	Amount
Balance at July 1, 2006	40	$1,000	$(1,596,668)	$(1,595,668)	21,800,040	$531,490,666	$20,902,344	$552,393,010	$550,797,342
Sale of Limited Shares					4,200,000	107,832,318	-	107,832,318	107,832,318
Redemption of Limited Shares					(800,000)	(18,635,520)		(18,635,520)	(18,635,520)
Net income (loss):								-	-
Net investment income			10	10	-	-	6,302,873	6,302,873	6,302,883
Net realized gain (loss) on United States Treasury Obligations and Futures			(5)	(5)	-	-	(3,390,393)	(3,390,393)	(3,390,398)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(63)	(63)	-	-	(41,648,029)	(41,648,029)	(41,648,092)

Net loss			(58)	(58)	-	-	(38,735,549)	(38,735,549)	(38,735,607)
Allocation of organization and offering costs to the General Shares (Note 8)			18,670	18,670			(18,670)	(18,670)	-

Additional investment in respect of assumption of organization and offering costs by DB Commodity Services LLC (Note 8)			1,578,043	1,578,043			-	-	1,578,043

Balance at September 30, 2006	40	$1,000	$(13)	$987	25,200,040	$620,687,464	$(17,851,875)	$602,835,589	$602,836,576

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended September 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2007	40	$1,000	$(18)	$982	29,000,000	$712,388,314	$(484,571)	$711,903,743	$711,904,725
Sale of Limited Shares					15,200,000	387,610,460	-	387,610,460	387,610,460
Redemption of Limited Shares					(800,000)	(20,390,488)		(20,390,488)	(20,390,488)
Net income (loss):								-	-
Net investment income			32	32	-	-	27,524,666	27,524,666	27,524,698
Net realized gain (loss) on United States Treasury Obligations and Futures			(39)	(39)	-	-	(33,260,790)	(33,260,790)	(33,260,829)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			139	139	-	-	135,104,993	135,104,993	135,105,132

Net income	-	-	132	132	-	-	129,368,869	129,368,869	129,369,001
									-

Balance at September 30, 2007	40	$1,000	$114	$1,114	43,400,000	$1,079,608,286	$128,884,298	$1,208,492,584	$1,208,493,698

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended September 30, 2006 (i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings (Deficit)	Total General Shareholders’ Equity (Deficit)	Limited Shares		Accumulated Earnings (Deficit)	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount			Shares	Amount
Balance at January 1, 2006	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares					26,000,000	640,822,984	-	640,822,984	640,822,984
Upfront selling commissions on Limited Shares					-	(1,500,000)	-	(1,500,000)	(1,500,000)
Redemption of Limited Shares					(800,000)	(18,635,520)		(18,635,520)	(18,635,520)
Consolidation of the Master Fund upon acquisition of Master Fund Limited Units			(1,613,218)	(1,613,218)			-	-	(1,613,218)
Net Income (loss):
Net investment income (loss)			(150,376)	(150,376)	-	-	11,124,279	11,124,279	10,973,903
Net realized gain (loss) on United States Treasury Obligations and Futures			8	8	-	-	9,345,847	9,345,847	9,345,855
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(45)	(45)	-	-	(38,136,426)	(38,136,426)	(38,136,471)

Net loss			(150,413)	(150,413)	-	-	(17,666,300)	(17,666,300)	(17,816,713)
Allocation of organization and offering costs to the General Shares (Note 8)			185,575	185,575			(185,575)	(185,575)	-

Additional investment in respect of assumption of organization and offering costs by Managing Owner (Note 8)			1,578,043	1,578,043			-	-	1,578,043

Balance at September 30, 2006	40	$1,000	$(13)	$987	25,200,000	$620,687,464	$(17,851,875)	$602,835,589	$602,836,576

See accompanying notes to unaudited consolidated financial statements.

(i)	The period ended September 30, 2006 reflects operating results since January 31, 2006, the date of commencement of operations.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Period Ended September 30, 2007 and 2006 (i)

	Period Ended September 30,
	2007	2006
Cash flow provided by operating activities
Net Income (loss)	$129,369,001	$(17,816,713)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Organization costs	-	150,400
Allocation of organization and offering costs to General shares	-	(185,575)
Cost of securities purchased	(3,006,380,357)	(1,386,661,771)
Proceeds from securities sold	2,608,798,476	830,698,411
Net accretion of discount and amortization of premium on United States Treasury Obligations	(32,537,246)	(13,573,229)
Net realized (gain) loss on United States Treasury Obligations	(5,144)	(232)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	(135,105,132)	38,136,471
Increase in operating receivables and liabilities:
Payable to broker	23,866,578	-
Management fee payable	243,279	380,765
Broker fee payable	309,308	-
Other assets	-	247,096

Net cash used for operating activities	(411,441,237)	(548,624,377)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	387,610,460	640,822,984
Redemption on sale of Limited Shares	(20,390,488)	(18,635,520)
Commissions	-	(1,500,000)

Net cash provided by financing activities	367,219,972	620,687,464

Net change in cash held by broker	(44,221,265)	72,063,087

Cash held by broker at beginning of period	44,221,265	1,000

Cash held by broker at end of period	$-	$72,064,087

Supplemental disclosure of non-cash activity:
Additional investment in respect of assumption of organization and offering costs by Managing Owner	$-	$1,578,043

See accompanying notes to unaudited consolidated financial statements

(i)	The period ended September 30, 2006 reflects operating results since January 31, 2006, the date of commencement of operations.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2007

(1)	Organization

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

The accompanying consolidated financial statements are unaudited, but in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary to present fairly the consolidated financial statements have been made. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles may have been condensed or omitted. Certain reclassifications have been made to the 2006 presentation to conform to the 2007 presentation. You should read these interim consolidated financial statements together with the 2006 Annual Report on Form 10-K of the Fund which has been filed with the Securities and Exchange Commission. Interim period results are not necessarily indicative of results for a full-year period.

This report covers the three months ended September 30, 2007 and September 30, 2006 and the period January 1, 2007 to September 30, 2007 and the period from January 31, 2006 (commencement of investment operations) to September 30, 2006 (herein referred to as “Period Ended September 30, 2007” and the “Period Ended September 30, 2006” respectively).

(2)	Fund Investment Overview

During the period from February 3, 2006 (inception of trading on the Amex) to May 23, 2006, the Master Fund invested with a view to tracking the changes, whether positive or negative, in level of the Deutsche Bank Liquid Commodity Index - Excess ReturnTM, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. From May 24, 2006, the Master Fund uses the proceeds from the offering of Limited Shares to trade exchange-traded futures on the commodities comprising the Deutsche Bank Liquid Commodity Index - Optimum Yield Excess ReturnTM, or the Index, with a view to tracking changes, whether positive or negative, in the level of the Index over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index, or the Index Commodities, are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The Master Fund holds United States Treasury obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodities brokers as margin and for investment.

DBLCITM and Deutsche Bank Liquid Commodity IndexTM are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. The Fund and the Master Fund have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

(c)	Cash Held by Broker

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. Included in the cash balance as of December 31, 2006 is $34,744,482 which relates to negative variation margin against open futures contracts held by the Fund. At September 30, 2007, the Fund overdrew its cash by $23,866,578 and had $99,971,205 positive variation margin held against this. There were no cash equivalents held by the Fund as of September 30, 2007 and December 31, 2006.

(d)	Payable to broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. Balances in excess of minimums required in the variation margin account, when created through appreciation in holdings, are available to the Fund. As of September 30, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $99,971,205, which is recorded in the statement of financial condition. As of September 30, 2007, the Fund utilized $23,866,578 of positive balance available in the variation margin account against the unrealized appreciation position to purchase United States Treasury Obligations. The positive equity is recorded in the consolidated statement of financial condition as “payable to broker” and the United States Treasury Obligations are recorded in the consolidated schedule of investments and statement of financial condition. No interest expense was incurred by the Fund because the Fund’s net balance held with the Commodity Broker was $76,104,627 at September 30, 2007.

As of December 31, 2006, the futures contracts held by the Fund were in an unrealized loss position of $34,744,482, which is recorded in the statement of financial condition.

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury obligations for deposit with the Master Fund’s commodity brokers as margin and for trading purposes. Included in the United States Treasury Obligations as of September 30, 2007 and December 31, 2006 is $62,796,724 and $42,522,181, respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury obligations.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for the three months and periods ended September 30, 2007 and 2006, respectively, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees have approximated 0.08% and 0.20%, on an annual basis, of the net asset value of the Master Fund during the three months and periods ended September 30, 2007 and 2006, respectively.

(j)	Routine Operational, Administrative and Other Ordinary Expenses

Effective July 12, 2006, the Managing Owner agreed to assume all future routine operational, administrative and other ordinary expenses of the Fund and the Master Fund going forward, including, but not limited to, computer services, the fees and expenses of the trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Accordingly, all such expenses are not reflected in the consolidated statement of income and expenses of the Fund.

Prior to July 12, 2006, all routine operational, administrative and other ordinary expenses of the Fund and the Master Fund were paid by the Master Fund.

(k)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months and periods ended September 30, 2007 and 2006, the Fund and the Master Fund did not incur such expenses.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (“DTC”) book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the Amex or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption proceeds are delivered to the extent of whole Baskets received. Any remainder of the redemption proceeds are delivered on the next business day to the extent of remaining whole Baskets received if the Managing Owner receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order will be canceled. The Managing Owner is also authorized to deliver the redemption proceeds notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book-entry system on such terms as the Managing Owner may from time-to-time agree upon.

(c)	Limited Share Transactions

The Fund and the Master Fund commenced investment operations on January 31, 2006 with the initial offering of 2,000,000 Limited Shares to Authorized Participants of the Fund in exchange for $50,000,000 less commission of $1,500,000.

Summary of Limited Share Transactions for the Three Months and Period Ended September 30, 2007 and 2006

	Limited Shares Three Months Ended		Amount Three Months Ended		Limited Shares Period Ended		Amount Period Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Limited Shares Sold	4,400,000	4,200,000	$115,156,060	$107,832,318	15,200,000	26,000,000	$387,610,460	$640,822,984
Upfront Selling Commissions on Limited Shares	-	-	-	-	-	-	-	(1,500,000)
Limited Shares Repurchased	(800,000)	(800,000)	(20,390,488)	(18,635,520)	(800,000)	(800,000)	(20,390,488)	(18,635,520)

Net Increase	3,600,000	3,400,000	$94,765,572	$89,196,798	14,400,000	25,200,000	$367,219,972	$620,687,464

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

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months and the period ended September 30, 2007 and 2006. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Limited Shares equity for organization and offering costs. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended September 30,		Period Ended September 30,
	2007	2006	2007	2006
Net Asset Value
Initial offering price per Limited Share	$—	$—	$—	$25.00
Offering Costs				(0.75)

Net Offering	—	—	—	24.25
Net realized and unrealized gain on United States Treasury Obligations and Futures	$1.86	$(1.67)	$2.53	$(0.91)
Net investment income	0.26	0.25	0.77	0.58

Net increase in net assets from operations	2.12	(1.42)	3.30	(0.33)
Distributions of net investment income on Limited Shares	—	—	—	—
Net increase	2.12	(1.42)	3.30	(0.33)
Net asset value per Limited Share, beginning of period	$25.73	$25.34	$24.55	$—

Net asset value per Limited Share, end of period	$27.85	$23.92	$27.85	$23.92

Market value per Limited Share, beginning of period	$25.70	$25.30	$24.58	$—

Market value per Limited Share, end of period	$28.11	$23.95	$28.11	$23.95

Ratio to average Limited Shares (i)
Net investment income	3.89%	4.06%	4.08%	3.73%
Allocation of Limited Shareholders’ equity for organization and offering costs	—	(0.01)%	—	(0.06)%

Net investment income after allocation of Limited Shareholders’ equity for organization and offering costs	3.88%	4.05%	4.07%	3.67%

Total expenses	0.79%	0.88%	0.82%	1.09%

Allocation of Limited Shareholders’ equity for organization and offering costs	—	0.01%	—	0.06%

Total expenses after allocation of Limited Shareholders’ equity for organization and offering costs	0.79%	0.89%	0.82%	1.15%

Total Return, at net asset value (ii)	8.24%	(5.60)%	13.44%	(4.32)%

Total Return, at market value (ii)	9.38%	(5.34)%	14.36%	(4.20)%

(i)	Percentages are annualized.
(ii)	Percentages are not annualized and for the period ended September 30, 2006 are calculated based on initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007 and has determined that the application of this standard will not impact the financial statements.

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

    The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures on the commodities comprising the Index, or the Index Commodities. The Index Commodities are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

Performance Summary

    This report covers the three months ended September 30, 2007 and September 30, 2006 and the period January 1, 2007 to September 30, 2007 and the period from January 31, 2006 (commencement of investment operations) to September

30, 2006 (herein referred to as “Period Ended September 30, 2007” and the “Period Ended September 30, 2006” respectively.

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

    The section “Summary of DBLCI-TR™, DBLCI-OYTR™, and Underlying Index Commodity Returns for the three month period ended September 30, 2007 and 2006, the period January 1, 2007 to September 30, 2007 and for the period January 31, 2006 (commencement of investment operations) to September 30, 2006” below provides an overview of the changes in the closing levels of the Index by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index. (The period January 1, 2007 to September 30, 2007 and the period January 31, 2006 (commencement of investment operations) to September 30, 2006 will be referred to herein as “Period Ended September 30, 2007 and “Period Ended September 30, 2006”, respectively.)

    The following paragraphs highlight the results of the DBLCI-OYTR™ for the three month period ended September 30, 2007 and 2006, the period January 1, 2007 to September 30, 2007, and for the period January 31, 2006 (commencement of investment operations) to September 30, 2006. Because the Fund tracked the non-Optimum Yield™ (“non-OY”) version of the DBLCI™ from January 31, 2006 (commencement of investment operations) through May 23, 2006, results for the DBLCI-TR™ are also highlighted. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Fund does not attempt to outperform or underperform the Index. The change in the way the Fund rolls commodity futures contracts was adopted with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-TR™, DBLCI-OYTR™, and Underlying Index Commodity Returns for the Three Month Period Ended September 30, 2007 and 2006, the Period January 1, 2007 to September 30, 2007 and for the Period January 31, 2006 (commencement of investment operations) to September 30, 2006.

Underlying Index	TOTAL RETURNS FOR INDEX IN THE
	DBLCI-OYTR™				DBLCI-TR™*
	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Period Ended September 30, 2007	Period Ended September 30, 2006	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Period Ended September 30, 2007	Period Ended September 30, 2006
DB Crude Oil Indices	8.34%	-10.64%	12.78%	-3.9%	18.16%	-17.89%	23.01%	-16.93%
DB Heating Oil Indices	7.40%	-10.03%	20.55%	-2.09%	7.35%	-20.23%	31.00%	-16.61%
DB Aluminum Indices	-7.84%	-1.00%	-3.17%	8.17%	-7.49%	-0.57%	-1.76%	9.32%
DB Gold Indices	13.78%	-2.93%	15.61%	4.09%	14.36%	-2.71%	16.27%	4.71%
DB Corn Indices	7.5%	2.14%	3.15%	5.96%	7.54%	2.14%	3.15%	5.96%
DB Wheat Indices	24.64%	4.39%	36.84%	12.89%	55.53%	8.23%	90.06%	18.33%

TOTAL RETURNS	8.47%	-5.44%	14.16%	1.81%	16.23%	-8.78%	26.28%	-4.27%

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

Net Asset Value

    Net asset value means the total assets of the Master Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Master Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Master Fund from the day when the distribution is declared until it is paid.

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

Liquidity

    All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Limited Shares. The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets are held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

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

Results of Operations

    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND PERIOD JANUARY 1, 2007 TO SEPTEMBER 30, 2007 (REFERRED TO HEREIN AS “PERIOD ENDED SEPTEMBER 30, 2007”) AND FOR THE PERIOD FROM JANUARY 31, 2006 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2006 (REFERRED TO HEREIN AS “PERIOD ENDED SEPTEMBER 30, 2006”)

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

SEPTEMBER 30, 2007 AND 2006 AND THE PERIODS ENDED SEPTEMBER 30, 2007 AND

2006

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses. During the period from inception of trading on the Amex on February 3, 2006 to the close of business on May 23, 2006, the Fund and Master Fund sought to track the changes of the Deutsche Bank Liquid Commodity Index — Excess Return™ (“DBLCI–ER™”). DBLCI– ER™ is composed of the same index commodities as the Index and is also calculated on an excess return basis. Unlike the Index, which is rolled on an optimum yield basis, DBLCI–ER™ rolls both Light, Sweet Crude Oil and Heating Oil on a monthly basis and Gold, Aluminum, Corn and Wheat on an annual basis. Therefore, with respect to the above graph For the Period Ended September 30, 2006, DBLCIX reflects DBLCI– ER™ from February 3, 2006 to the close of business on May 23, 2006, and DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ from May 24, 2006 to the close of business on September 30, 2006. With respect to the above graph For the Period Ended September 30, 2007, DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Fund Limited Share Price Performance

    For the three months ended September 30, 2007, Limited Shares increased 9.38% from $25.70 per share to $28.11 per share. The Limited Share price low and high for the three months ended September 30, 2007 and related change from the Limited Share price on June 30, 2007 was as follows: Limited Shares traded from a low of $25.16 (-2.10%) per share on August 17, 2007 to a high of $28.20 per share (+9.73%) on September 27, 2007. Total return for the Fund, on a market value basis was 9.38% for the three months ended September 30, 2007.

    For the three months ended September 30, 2006, Limited Shares decreased 5.34% from $25.30 per share to $23.95 per share. The Limited Share price high and low for the three months ended September 30, 2006 and related change from the Limited Share price on June 30, 2006 was as follows: Limited Shares traded from a high of $26.50 per share (+4.74%) on July 14, 2006 to a low of $23.07 per share (-8.81%) on September 20, 2006. Total return for the Fund, on a market value basis was -5.34% for the three months ended September 30, 2006.

Fund Limited Share Net Asset Performance

    For the three months ended September 30, 2007, the net asset value of each Limited Share increased 8.24% from $25.73 per share to $27.85 per share. Total return on a net asset value basis, for the Fund, was 8.24% for the three months ended September 30, 2007.

    Net income for the three months ended September 30, 2007 was $89.8 million, resulting from $12.8 million of interest income and realized and unrealized gain of $79.2 million and operating expenses of $2.2 million.

    For the three months ended September 30, 2006, the net asset value of each Limited Share decreased 5.60% from $25.34 per share to $23.92 per share. Total return on a net asset value basis, for the Fund, was -5.60% for the three months ended September 30, 2006.

    Net loss for the three months ended September 30, 2006 was $38.7 million, resulting from a $7.7 million of interest income and net realized and unrealized losses of $45.0 million and operating expenses of $1.4 million.

FOR THE PERIOD ENDED SEPTEMBER 30, 2007 COMPARED TO THE PERIOD ENDED SEPTEMBER 30, 2006

Fund Limited Share Price Performance

    For the Period ended September 30, 2007, Limited Shares increased 14.36% from $24.58 per share to $28.11 per share. The Limited Share price low and high for the Period ended September 30, 2007 and related change from the Limited Share price on December 31, 2006 was as follows: Limited Shares traded from a low of $22.61 (-8.01%) per share on January 18, 2007 to a high of $28.20 per share (+14.73%) on September 27, 2007. Total return for the Fund, on a market value basis was 14.36% for the period ended September 30, 2007.

    For the Period ended September 30, 2006, Limited Shares decreased 4.20% from $25.00 per share to $23.95 per share. The Limited Share price high and low for the Period ended September 30, 2006 and related change from the Limited Share price on January 31, 2006 was as follows: Limited Shares traded from a high of $26.94 per share (+7.76%) on May 11, 2006 to a low of $22.31 per share (-10.76%) on February 15, 2006. Total return for the Fund, on a market value basis was -4.20% for the period ended September 30, 2006.

Fund Limited Share Net Asset Performance

    For the Period ended September 30, 2007, the net asset value of each Limited Share increased 13.44% from $24.55 per share to $27.85 per share. Total return on a net asset value basis, for the Fund, was 13.44% for the period ended September 30, 2007.

    Net income for the Period ended September 30, 2007 was $129.4 million, resulting from $33.1 million of interest income and realized and unrealized gains of $101.8 million and operating expenses of $5.5 million.

    For the Period ended September 30, 2006, the net asset value of each Limited Share decreased 4.32% from $25.00 per share to $23.92 per share. Total return on a net asset value basis, for the Fund, was -4.32% for the period ended September 30, 2006.

    Net loss for the Period ended September 30, 2006 was $17.8 million, resulting from a $14.2 million of interest income and net realized and unrealized losses of $28.8 million and operating expenses of $3.2 million.

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

    THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

    The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2007. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.

Market Sector	Delivery Month	Value at Risk (VaR)*	Number of times VaR Exceeded
Corn	Dec 07	0.49%	4
WTI Crude Oil	May 08	1.03%	4
Gold	Aug 08	0.24%	3
Heating Oil	Jun 08	0.52%	3
Aluminum	Nov 07	0.30%	4
Wheat	Jul 08	0.35%	4
Aggregate/Total		1.98%	3

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

    The following were the primary trading risk exposures of the Fund as of September 30, 2007 by market sector.

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

For the three months ended September 30, 2007, 4.4 million Limited Shares were created for $115.2 million, and 0.8 million Limited Shares were redeemed for $20.4 million. For the period ended September 30, 2007, 15.2 million Limited Shares were created for $387.6 million and 0.8 million Limited Shares were redeemed for $20.4 million. On September 30, 2007, 43.4 million Limited Shares of the Fund were outstanding for a market capitalization of $1,220 million.

    (c)         The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2007 to July 31, 2007	-	-
August 1, 2007 to August 31, 2007	800,000	25.49
September 1, 2007 to September 30, 2007	-	-
TOTAL:	800,000	25.49

Item 3.	Defaults Upon Senior Securities.

    None.

Item 4.	Submission of Matters to a Vote of Security Holders.

    None.

Item 5.	Other Information.

    None.

Item 6.	Exhibits.

31.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Director, Chief Executive
Officer and Principal
Financial Officer

Dated: November 13, 2007	By:	/s/ Gregory S. Collett
Name: Gregory S. Collett
Title: Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Kevin Rich, Chief Executive Officer and Principal Financial Officer of the Managing Owner, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

E-1