Form 10-Q
period 2008-03-31
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2008-05-07
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32726

POWERSHARES DB COMMODITY INDEX TRACKING FUND

(Exact name of Registrant as specified in its charter)

Delaware	32-6042243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB COMMODITY INDEX TRACKING MASTER FUND

(Exact name of Co-Registrant as specified in its charter)

Delaware	30-0317551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Limited Shares as of March 31, 2008: 62,600,000 Limited Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2008

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-2
Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2008 (unaudited) and December 31, 2007

	March 31, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $2,235,675,132 and $1,471,976,739, respectively)	$2,236,873,318	$1,472,353,559
Cash held by broker (restricted $1,738,488 and $130,678, respectively)	1,738,488	130,678

Net unrealized appreciation on futures contracts	462,355,524	269,938,391

Deposits with broker	2,700,967,330	1,742,422,628

Receivable for shares issued	-	6,292,540
Other assets	1,000	1,000

Total assets	$2,700,968,330	$1,748,716,168

Liabilities and Shareholders’ Equity
Payable for securities purchased	$-	$5,956,083
Payable to broker	450,567,549	200,008,381
Management fee payable	2,608,622	943,961
Brokerage fee payable	171,225	128,321
Non controlling interest in consolidated subsidiary - related party	1,436	1,000

Total liabilities	453,348,832	207,037,746

Commitment and contingencies (Note 9)
Shareholders’ Equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	436	259

Total General shares	1,436	1,259

Limited shares:
Paid-in-capital - 62,600,000 and 49,000,000 redeemable shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	1,715,015,010	1,248,525,348
Accumulated earnings	532,603,052	293,151,815

Total Limited shares	2,247,618,062	1,541,677,163

Total shareholders’ equity	2,247,619,498	1,541,678,422

Total liabilities and shareholders’ equity	$2,700,968,330	$1,748,716,168

Net asset value per share
General shares	$35.90	$31.48
Limited shares	$35.90	$31.46

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.98% due April 3, 2008	7.78%	174,993,175	$175,000,000
U.S. Treasury Bills, 1.80% due April 10, 2008	7.78	174,964,650	175,000,000
U.S. Treasury Bills, 0.52% due April 17, 2008	0.76	16,990,939	17,000,000
U.S. Treasury Bills, 1.50% due April 24, 2008	4.00	89,933,310	90,000,000
U.S. Treasury Bills, 2.34% due May 1, 2008	13.61	305,983,592	306,300,000
U.S. Treasury Bills, 2.23% due May 8, 2008	12.57	282,636,345	283,000,000
U.S. Treasury Bills, 2.25% due May 15, 2008	3.33	74,884,500	75,000,000
U.S. Treasury Bills, 2.20% due May 22, 2008	10.95	246,066,900	246,500,000
U.S. Treasury Bills, 2.16% due May 29, 2008	4.71	105,765,210	106,000,000
U.S. Treasury Bills, 1.79% due June 5, 2008	15.85	356,178,186	357,000,000
U.S. Treasury Bills, 1.42% due June 12, 2008	13.23	297,281,820	298,000,000
U.S. Treasury Bills, 1.10% due June 19, 2008	3.66	82,283,025	82,500,000
U.S. Treasury Bills, 1.20% due June 26, 2008	1.29	28,911,666	29,000,000

Total United States Treasury Obligations (cost $2,235,675,132)	99.52%	$2,236,873,318

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum ( 3,511 contracts, settlement date November 17, 2008)	1.43%	$32,139,055
Corn ( 9,878 contracts, settlement date December 12, 2008)	2.61	58,756,838
Light, Sweet Crude Oil ( 7,283 contracts, settlement date April 22, 2008)	6.85	153,921,640
Gold (2,214 contracts, settlement date August 27, 2008)	1.45	32,642,480
Heating Oil ( 3,742 contracts, settlement date May 30, 2008)	4.76	106,983,698
Wheat ( 6,309 contracts, settlement date July 14, 2008)	3.47	77,911,813

Net Unrealized Appreciation on Futures Contracts	20.57%	$462,355,524

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	8.37%	128,991,744	$129,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	8.10	124,932,125	125,000,000
U.S. Treasury Bills, 2.75% due January 17, 2008	6.87	105,883,506	106,000,000
U.S. Treasury Bills, 3.04% due January 24, 2008	7.77	119,807,280	120,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	13.87	213,797,680	214,300,000
U.S. Treasury Bills, 3.55% due February 7, 2008	6.86	105,692,600	106,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	1.62	24,913,250	25,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	11.27	173,784,376	174,500,000
U.S. Treasury Bills, 3.18% due February 28, 2008	1.87	28,862,946	29,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	7.03	108,412,272	109,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	11.99	184,871,910	186,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	5.31	81,936,938	82,500,000
U.S. Treasury Bills, 3.28% due March 27, 2008	4.57	70,466,932	71,000,000

Total United States Treasury Obligations (cost $1,471,976,739)	95.50%	$1,472,353,559

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets		Fair Value
Unrealized Appreciation / (Depreciation) on Futures Contracts
Aluminum (2,748 contracts, settlement date November 17, 2008)	(0.35	) %	$(5,398,916)
Corn ( 7,732 contracts, settlement date December 12, 2008)	1.04		16,044,825
Light, Sweet Crude Oil ( 5,701 contracts, settlement date April 22, 2008)	7.76		119,687,540
Gold (1,733 contracts, settlement date August 27, 2008)	1.58		24,431,140
Heating Oil ( 2,929 contracts, settlement date May 30, 2008)	4.27		65,872,439
Wheat ( 4,938 contracts, settlement date July 14, 2008)	3.20		49,301,363

Net Unrealized Appreciation on Futures Contracts	17.50%		$269,938,391

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
Income
Interest Income	$12,923,071	$9,329,308

Expenses
Management fee	3,647,572	1,380,353
Brokerage commissions and fees	89,074	147,207

Total expenses	3,736,646	1,527,560

Net investment income	9,186,425	7,801,748

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	265,889	(1,647)
Futures	36,760,601	388,903

Net realized gain	37,026,490	387,256

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	821,366	(103,908)
Futures	192,417,133	22,551,400

Net Change in Unrealized Gain	193,238,499	22,447,492

Net realized and net change in unrealized gain on United States Treasury
Obligations and Futures	230,264,989	22,834,748

Net Income	$239,451,414	$30,636,496

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422
Sale of Limited Shares	-	-	-	-	17,200,000	597,234,134	-	597,234,134	597,234,134
Redemption of Limited Shares	-	-	-	-	(3,600,000)	(130,744,472)	-	(130,744,472)	(130,744,472)
Net Income:
Net investment income	-	-	7	7	-	-	9,186,418	9,186,418	9,186,425
Net realized gain on United States Treasury Obligations and Futures	-	-	23	23	-	-	37,026,467	37,026,467	37,026,490
Net change in unrealized gain on United States Treasury Obligations and Futures	-	-	147	147	-	-	193,238,352	193,238,352	193,238,499

Net Income:			177	177			239,451,237	239,451,237	239,451,414

Balance at March 31, 2008	40	$1,000	$436	$1,436	62,600,000	$1,715,015,010	$532,603,052	$2,247,618,062	$2,247,619,498

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholders’ Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2007	40	$1,000	$(18)	$982	29,000,000	$712,388,314	$(484,571)	$711,903,743	$711,904,725
Sale of Limited Shares					3,400,000	80,842,692	-	80,842,692	80,842,692
Net Income:
Net investment income	-	-	11	11	-	-	7,801,737	7,801,737	7,801,748
Net realized gain on United States Treasury Obligations and futures	-	-	*	*	-	-	387,256	387,256	387,256
Net change in unrealized gain on United States Treasury Obligations and futures	-	-	23	23	-	-	22,447,469	22,447,469	22,447,492

Net Income			34	34			30,636,462	30,636,462	30,636,496

Balance at March 31, 2007	40	$1,000	$16	$1,016	32,400,000	$793,231,006	$30,151,891	$823,382,897	$823,383,913

See accompanying notes to unaudited consolidated financial statements.

* Amount below $0.50

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

	Three Months
	March 31, 2008	March 31, 2007
Cash flow provided by operating activities:
Net Income	$239,451,414	$30,636,496
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(2,388,084,682)	(846,169,389)
Proceeds from securities sold	1,637,219,010	734,489,052
Net accretion of discount and amortization of premium on United States
Treasury Obligations	(12,566,832)	(9,180,802)
Net realized gain on United States Treasury Obligations	(265,889)	1,647

Net change in unrealized appreciation on United States Treasury Obligations and Futures	(193,238,499)	(22,447,492)
Increase/(decrease) in restricted cash	(1,607,810)	-
Increase/(decrease) in operating receivables and liabilities:
Receivable for shares issued	6,292,540
Payable for securities purchased	(5,956,083)
Payable to broker	250,559,168	-
Management fee payable	1,664,661	52,643
Brokerage fee payable	42,904	137,048
Non controlling interest in consolidated subsidiary - related party	436	-

Net cash used for operating activities	(466,489,662)	(112,480,797)

Cash flows from financing activities:

Proceeds from sale of Limited Shares	597,234,134	80,842,692
Redemption of Limited Shares	(130,744,472)	-

Net cash provided by financing activities	466,489,662	80,842,692

Net change in cash held by broker	-	(31,638,105)

Unrestricted cash held by the broker at beginning of period	-	42,580,605

Unrestricted cash held by the broker at end of period	$-	$10,942,500

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2008

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

This report covers the three months ended March 31, 2008, and March 31, 2007.

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ (DBLCI-OY ER™, or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific futures contract that is a part of the Index, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the specific contract that is a part of the Index or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that is a part of the Index.

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement of each of the Fund and the Master Fund, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the three months Ended March 31, 2008 and March 31, 2007 the Fund and Master Fund incurred Management Fees of $3,647,572 and $1,380,353, respectively. As of March 31, 2008 and December 31, 2007 Management Fees payable to the Managing Owner were $2,608,622 and $943,961, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the three months ended March 31, 2008 and March 31, 2007 the Fund and Master Fund incurred brokerage fees of $89,074 and $147,207, respectively. As of March 31, 2008 and December 31, 2007 brokerage fees payable to the Commodity Broker were $171,225 and $128,321, respectively.

The Administrator

The Bank of New York (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants.

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the administrative portion of the Administration Agreement upon 30 days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing including reviewing and approving marketing materials.

The Distribution Services Agreement is effective for two years and thereafter will continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc (formerly known as A I M Distributors, Inc.), or Invesco Aim Distributors, an affiliate of PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

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

(c)	Financial Instruments and Fair Value

United States Treasury Obligations and commodity futures contracts are recorded in the consolidated statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement 157), effective January 1, 2008. Statement 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement 157 are described below:

Basis of Fair Value Measurement

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. United States Treasury Obligations and commodity futures contracts are classified within Level 1 of the fair value hierarchy. The Fund does not adjust the quoted prices for United States Treasury Obligations and commodity futures contracts. The Fund adopted Statement No. 157 on January 1, 2008 and has determined that the application of this statement did not have a material impact on its results of operations and financial position.

(d)	Deposits with Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (CFTC) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2008 and December 31, 2007 are $170,848,882 and $84,091,283, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of March 31, 2008 and December 31, 2007 the Fund had cash held by the Commodity Broker of $1,738,488 and $130,678, respectively, all of which was restricted. Restrictions on cash held by broker pertain to the settlement of closed future contracts traded on the London Metals Exchange. There were no cash equivalents held by the Fund as of March 31, 2008 and December 31, 2007.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2008 and December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $462,355,524 and $269,938,391, respectively, of which the Fund utilized $450,567,549 and $200,008,381, respectively, to purchase United States Treasury Obligations. No interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $11,787,975 at March 31, 2008 and by $69,930,010 at December 31, 2007.

(h)	Income Taxes

The Fund and the Master Fund are classified as partnerships for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2007
State of New York	2007
New York City	2007
State of Florida	2007
State of Georgia	2007
State of Maine	2007
State of Missouri	2007
State of New Jersey	2007
State of Oregon	2007
State of Pennsylvania	2007
State of Utah	2007
State of West Virginia	2007

(i)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2008 and December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $462,355,524 and $269,938,391, respectively.

(j)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the net asset value of the Master Fund. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(k)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were approximately $7.00 per round-turn trade for both the three months ended March 31, 2008 and 2007.

(l)	Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund and the Master Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Accordingly, all such expenses are not reflected in the consolidated statement of income and expenses of the Fund.

(m)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares also will be paid by the Managing Owner.

(n)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2008 and 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of March 31, 2008:

United States Treasury Obligations (Level 1)	$2,236,873,318
Commodity Futures Contracts (Level 1)	$462,355,524

There were no Level 2 or Level 3 holdings as of March 31, 2008.

(6)	Financial Instrument Risk

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

(7)	Share Purchases and Redemptions

(a)	Purchases

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

(c)	Limited Share Transactions

Summary of Limited Share Transactions for the Three Months Ended

March 31, 2008 and March 31, 2007

	Limited Shares		Paid in Capital
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Limited Shares Sold	17,200,000	3,400,000	$597,234,134	$80,842,692
Limited Shares Redeemed	(3,600,000)	-	(130,744,472)	-

Net Increase	13,600,000	3,400,000	$466,489,662	$80,842,692

(8)	Profit and Loss Allocations and Distributions

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of March 31, 2008 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months ended March 31, 2008 and March 31, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended
	March 31, 2008	March 31, 2007
Net Asset Value
Net asset value per Limited Share, beginning of period	$31.46	$24.55
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$4.28	$0.61

Net investment income	0.16	0.25

Net increase in net assets from operations	4.44	0.86
Net asset value per Limited Share, end of period	$35.90	$25.41

Market value per Limited Share, beginning of period	$31.56	$24.58

Market value per Limited Share, end of period	$35.77	$25.38

Ratio to average Limited Shares*
Net investment income	1.88%	4.25%
Total expenses	0.76%	0.83%

Total Return, at net asset value **	14.11%	3.50%

Total Return, at market value **	13.34%	3.25%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement 160). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement 161). Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of Statement 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

At this time, management is evaluating the implications of these Statements and their impact on the financial statements has not yet been determined.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report, or Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate” “expect”, “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Commodity Index Tracking Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Under the Trust Agreements of each of the Fund and the Master Fund, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The section “Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the period January 1, 2008 to March 31, 2008 and for the period January 1, 2007 to March 31, 2007” below provides an overview of the changes in the closing levels of DBLCI-OYTR™ by disclosing the change in closing levels of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligation returns.

The following chart highlights the results of the DBLCI-OYTR™ for the three months ended March 31, 2008 and 2007. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for

the Three Months Ended March 31, 2008 and 2007

	DBLCI-OYTR™
Underlying Index	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
DB Crude Oil Indices	7.88%	4.28%
DB Heating Oil Indices	13.51%	9.6%
DB Aluminum Indices	21.36%	3.52%
DB Gold Indices	8.69%	4.13%
DB Corn Indices	23.34%	3.61%
DB Wheat Indices	21.45%	-7.66%
TOTAL RETURNS	14.11%	3.73%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OYTR™. The only difference between the Index and the DBLCI-OYTR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OYTR™ does include such a component. The difference between the Index and the DBLCI-OYTR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OYTR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

Please refer to the section “Results of Operations” for the Fund’s performance.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares of the Fund and the Master Fund Limited Units, the net asset value per Limited Share of the Fund and the net asset value per Master Fund Limited Unit are equal.

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

The Master Fund expects to hold a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which will be recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses. Generally, fair values are based on quoted market closing prices. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement 157), effective January 1, 2008.

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding Statement 157.

When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

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

Cash Flows

The primary cash flow activities of the Fund are to raise capital from Authorized Participants through the issuance of Limited Shares in the Fund. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used in operating activities was $466.5 million and $112.5 million during the three months ended March 31, 2008 and 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the three months ended March 31, 2008 $2,388.1 million was paid to purchase United States Treasury Obligations and $1,637.2 million was received from sales of maturing contracts. During the three months ended March 31, 2007 $846.2 million was paid to purchase United States Treasury Obligations and $734.5 million was received from sales of maturing contracts. Unrealized appreciation on futures increased by $192.4 million and by $22.5 million during the three months ended March 31, 2008 and 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $466.5 million and $80.8 million during the three months ended March 31, 2008 and three months ended March 31, 2007, respectively. This included $597.2 million and $80.8 million from the sale of Limited shares to Authorized Participants during the three months ended March 31, 2008 and 2007, respectively.

Results of Operations

FOR THE THREE MONTHS JANUARY 1, 2008 TO MARCH 31, 2008 AND MARCH 31, 2007.

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

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR

NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: -”RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Fund Limited Share Price Performance

For the three months ended March 31, 2008, the Amex market value of Limited Shares increased 13.34% from $31.56 per share to $35.77 per share. Limited Shares traded from a low of $30.72 (-2.66%) per share on January 23, 2008 to a high of $38.95 per share (+23.42%) on March 13, 2008.

For the three months ended March 31, 2007, the Amex market value of Limited Shares increased 3.25% from $24.58 per share to $25.38 per share. Limited Shares traded from a low of $22.61 (-8.01%) per share on January 18, 2007 to a high of $25.76 per share (+4.80%) on March 29, 2007.

Fund Limited Share Net Asset Performance

For the three months ended March 31, 2008, the net asset value of each Limited Share increased 14.11% from $31.46 per share to $35.90 per share.

Net income for the three months ended March 31, 2008 was $239.4 million, resulting from $12.9 million of interest income, net realized gains of $37.0 million, net unrealized gains of $193.2 million and operating expenses of $3.7 million.

For the three months ended March 31, 2007, the net asset value of each Limited Share increased 3.50% from $24.55 per share to $25.41 per share.

Net income for the three months ended March 31, 2007 was $30.6 million, resulting from $9.3 million of interest income, realized and unrealized gains of $22.8 million and operating expenses of $1.5 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	8,973,684	0.40%	4
WTI Crude Oil	May 2008	6,013,814	0.27%	7
Gold	August 2008	17,488,117	0.78%	5
Heating Oil	June 2008	33,683,202	1.50%	6
Aluminum	November 2008	11,679,012	0.52%	7
Wheat	July 2008	15,474,688	0.69%	9
Aggregate/Total		64,953,316	2.89%

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	8,101,003	0.53%	6
WTI Crude Oil	May 2008	22,884,807	1.49%	7
Gold	August 2008	3,733,056	0.24%	7
Heating Oil	June 2008	12,270,617	0.80%	6
Aluminum	November 2008	5,741,139	0.37%	10
Wheat	July 2008	8,289,400	0.54%	5
Aggregate/Total		42,275,421	2.75%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2008 by market sector.

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

Metals. The Fund’s metal market exposure is to fluctuations in the price of aluminum and gold. The price movement of aluminum may be influenced by a variety of factors, including the level of global industrial activity and demand, especially relating to the transportation, packaging and building sectors, each of which significantly influences the demand, and in turn, the price of aluminum. Prices for aluminum are influenced by a number of factors including the level of economic activity in large aluminum consuming markets, political uncertainties, economic concerns and the rate of supply of new metal from producers. The production of aluminum is a power intensive process that requires large amounts of inexpensive power. Disruptions in the amount of energy available to aluminum producers could affect the supply of aluminum.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Michael Gilligan its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, filed February 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-125325) was declared effective on January 17, 2006 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on February 3, 2006. A Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 was declared effective on August 14, 2006, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-141631) was declared effective on May 1, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-150217) was declared effective on May 1, 2008 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein.

Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No.: 333-150217) will act as Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-125325) and Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (SEC File No.: 333-141631). The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended March 31, 2008, 17.2 million Limited Shares were created for $597.2 million and 3.6 million Limited Shares were redeemed for $130.7. On March 31, 2008, 62,600,000 million Limited Shares of the Fund were outstanding for a market capitalization of $2,239.2 million.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2008 and 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2008	3,600,000	$36.32
Three Months Ended March 31, 2007	-	-

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Director and Chief Executive Officer

Dated: May 7, 2008	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1