Form 10-Q
period 2008-06-30
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2008-07-31
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of outstanding Limited Shares as of June 30, 2008: 66,000,000 Limited Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2008

i

PART I.        FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2008 (unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $2,712,670,868 and $1,471,976,739, respectively)	$2,712,847,660	$1,472,353,559
Cash held by broker (restricted $3,392,038 and $130,678, respectively)	3,392,038	130,678

Net unrealized appreciation on futures contracts	465,646,550	269,938,391

Deposits with broker	3,181,886,248	1,742,422,628

Receivable for shares issued	8,988,886	6,292,540
Other assets	1,000	1,000

Total assets	$3,190,876,134	$1,748,716,168

Liabilities and Shareholders’ Equity
Payable for securities purchased	$8,963,020	$5,956,083
Payable to broker	213,672,189	200,008,381
Management fee payable	1,735,311	943,961
Brokerage fee payable	168,602	128,321
Non controlling interest in consolidated subsidiary - related party	1,798	1,000

Total liabilities	224,540,920	207,037,746

Commitment and Contingencies (Note 9)
Shareholders’ Equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	798	259

Total General shares	1,798	1,259

Limited shares:
Paid-in-capital – 66,000,000 and 49,000,000 redeemable shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,844,828,404	1,248,525,348
Accumulated earnings	1,121,505,012	293,151,815

Total Limited shares	2,966,333,416	1,541,677,163

Total shareholders’ equity	2,966,335,214	1,541,678,422

Total liabilities and shareholders’ equity	$3,190,876,134	$1,748,716,168

Net asset value per share
General shares	$44.95	$31.48
Limited shares	$44.94	$31.46

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.88% due July 3, 2008	5.90%	174,994,575	$175,000,000
U.S. Treasury Bills, 1.99% due July 10, 2008	6.81	201,959,196	202,000,000
U.S. Treasury Bills, 1.84% due July 17, 2008	8.32	246,844,884	247,000,000
U.S. Treasury Bills, 1.58% due July 24, 2008	3.03	89,913,150	90,000,000
U.S. Treasury Bills, 1.42% due July 31, 2008	10.58	313,864,066	314,300,000
U.S. Treasury Bills, 1.61% due August 7, 2008	10.37	307,461,308	308,000,000
U.S. Treasury Bills, 1.80% due August 14, 2008	5.32	157,665,988	158,000,000
U.S. Treasury Bills, 1.86% due August 21, 2008	7.48	221,954,653	222,500,000
U.S. Treasury Bills, 1.87% due August 28, 2008	3.56	105,704,260	106,000,000
U.S. Treasury Bills, 1.82% due September 4, 2008	10.65	316,012,545	317,000,000
U.S. Treasury Bills, 1.85% due September 11, 2008	15.09	447,491,359	449,000,000
U.S. Treasury Bills, 2.05% due September 18, 2008	2.77	82,175,363	82,500,000
U.S. Treasury Bills, 1.86% due September 25, 2008	1.58	46,806,313	47,000,000

Total United States Treasury Obligations (cost $2,712,670,868)	91.46%	$2,712,847,660

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Aluminum ( 3,702 contracts, settlement date November 17, 2008)	1.33%	$39,372,794
Corn ( 10,414 contracts, settlement date December 12, 2008)	4.84	143,557,725
Light, Sweet Crude Oil ( 7,813 contracts, settlement date June 22, 2009)	3.55	105,227,990
Gold (2,334 contracts, settlement date August 27, 2008)	1.03	30,690,540
Heating Oil ( 4,081 contracts, settlement date May 29, 2009)	4.37	129,658,351
Wheat ( 5,983 contracts, settlement date July 14, 2009)	0.58	17,139,150

Net Unrealized Appreciation on Futures Contracts	15.70%	$465,646,550

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	8.37%	128,991,744	$129,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	8.10	124,932,125	125,000,000
U.S. Treasury Bills, 2.75% due January 17, 2008	6.87	105,883,506	106,000,000
U.S. Treasury Bills, 3.04% due January 24, 2008	7.77	119,807,280	120,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	13.87	213,797,680	214,300,000
U.S. Treasury Bills, 3.55% due February 7, 2008	6.86	105,692,600	106,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	1.62	24,913,250	25,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	11.27	173,784,376	174,500,000
U.S. Treasury Bills, 3.18% due February 28, 2008	1.87	28,862,946	29,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	7.03	108,412,272	109,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	11.99	184,871,910	186,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	5.31	81,936,938	82,500,000
U.S. Treasury Bills, 3.28% due March 27, 2008	4.57	70,466,932	71,000,000

Total United States Treasury Obligations (cost $1,471,976,739)	95.50%	$1,472,353,559

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation / (Depreciation) on Futures Contracts
Aluminum (2,748 contracts, settlement date November 17, 2008)	(0.35)%	$(5,398,916)
Corn (7,732 contracts, settlement date December 12, 2008)	1.04	16,044,825
Light, Sweet Crude Oil ( 5,701 contracts, settlement date April 22, 2008)	7.76	119,687,540
Gold (1,733 contracts, settlement date August 27, 2008)	1.58	24,431,140
Heating Oil (2,929 contracts, settlement date May 30, 2008)	4.27	65,872,439
Wheat (4,938 contracts, settlement date July 14, 2008)	3.20	49,301,363

Net Unrealized Appreciation on Futures Contracts	17.50%	$269,938,391

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Six Months Ended June 30, 2008 and 2007

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Income
Interest Income, net	$10,202,048	$10,909,039	$23,125,119	$20,238,347

Expenses	4,945,463	1,646,416	8,593,035	3,026,769
Management Fee	277,516	175,648	366,590	322,855

Brokerage Commissions and Fees	5,222,979	1,822,064	8,959,625	3,349,624

Total Expenses	4,979,069	9,086,975	14,165,494	16,888,723

Net Investment Income
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	29,091	818	294,980	(829)
Futures	581,624,530	(32,991,527)	618,385,131	(32,602,624)

Net Realized Gain (Loss)	581,653,621	(32,990,709)	618,680,111	(32,603,453)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,021,394)	127,465	(200,028)	23,557
Futures	3,291,026	32,714,186	195,708,159	55,265,586

Net Change in Unrealized Gain (Loss)	2,269,632	32,841,651	195,508,131	55,289,143

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	583,923,253	(149,058)	814,188,242	22,685,690

Net Income	$588,902,322	$8,937,917	$828,353,736	$39,574,413

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares			Total	Limited Shares			Total
	Shares	Paid in Capital	Accumulated Earnings	General Shareholder’s Equity	Shares	Paid in Capital	Accumulated Earnings	Limited Shareholders’ Equity	Total Shareholders’ Equity
Balance at April 1, 2008	40	$1,000	$436	$1,436	62,600,000	$1,715,015,010	$532,603,052	$2,247,618,062	$2,247,619,498
Sale of Limited Shares					6,800,000	266,973,168	—	266,973,168	266,973,168
Redemption of Limited Shares					(3,400,000)	(137,159,774)	—	(137,159,774)	(137,159,774)
Net Income:
Net investment income	—	—	3	3	—	—	4,979,066	4,979,066	4,979,069
Net realized gain on United States Treasury Obligations and futures	—	—	358	358	—	—	581,653,263	581,653,263	581,653,621
Net change in unrealized gain on United States Treasury Obligations and futures	—	—	1	1	—	—	2,269,631	2,269,631	2,269,632

Net Income			362	362			588,901,960	588,901,960	588,902,322

Balance at June 30, 2008	40	$1,000	$798	$1,798	66,000,000	$1,844,828,404	$1,121,505,012	$2,966,333,416	$2,966,335,214

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares			Total	Limited Shares			Total
	Shares	Paid in Capital	Accumulated Earnings	General Shareholder’s Equity	Shares	Paid in Capital	Accumulated Earnings	Limited Shareholders’ Equity	Total Shareholders’ Equity
Balance at April 1, 2007	40	$1,000	$16	$1,016	32,400,000	$793,231,006	$30,151,891	$823,382,897	$823,383,913
Sale of Limited Shares					7,400,000	191,611,708	—	191,611,708	191,611,708
Net Income:
Net investment income	—	—	11	11	—	—	9,086,964	9,086,964	9,086,975
Net realized gain on United States Treasury Obligations and futures	—	—	(40)	(40)	—	—	(32,990,669)	(32,990,669)	(32,990,709)
Net change in unrealized gain on United States Treasury Obligations and futures	—	—	42	42	—	—	32,841,609	32,841,609	32,841,651

Net Income			13	13			8,937,904	8,937,904	8,937,917

Balance at June 30, 2007	40	$1,000	$29	$1,029	39,800,000	$984,842,714	$39,089,795	$1,023,932,509	$1,023,933,538

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares			Total	Limited Shares			Total
	Shares	Paid in Capital	Accumulated Earnings	General Shareholder’s Equity	Shares	Paid in Capital	Accumulated Earnings	Limited Shareholders’ Equity	Total Shareholders’ Equity
Balance at January 1, 2008	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422
Sale of Limited Shares	—	—	—	—	24,000,000	864,207,302	—	864,207,302	864,207,302
Redemption of Limited Shares	—	—	—	—	(7,000,000)	(267,904,246)	—	(267,904,246)	(267,904,246)
Net Income:
Net investment income	—	—	10	10	—	—	14,165,484	14,165,484	14,165,494
Net realized gain on United States Treasury Obligations and Futures	—	—	381	381	—	—	618,679,730	618,679,730	618,680,111
Net change in unrealized gain on United States Treasury Obligations and Futures	—	—	148	148	—	—	195,507,983	195,507,983	195,508,131

Net Income:			539	539			828,353,197	828,353,197	828,353,736

Balance at June 30, 2008	40	$1,000	$798	$1,798	66,000,000	$1,844,828,404	$1,121,505,012	$2,966,333,416	$2,966,335,214

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares			Total	Limited Shares			Total
	Shares	Paid in Capital	Accumulated Earnings	General Shareholder’s Equity	Shares	Paid in Capital	Accumulated Earnings	Limited Shareholders’ Equity	Total Shareholders’ Equity
Balance at January 1, 2007	40	$1,000	$(18)	$982	29,000,000	$712,388,314	$(484,571)	$711,903,743	$711,904,725
Sale of Limited Shares					10,800,000	272,454,400	—	272,454,400	272,454,400
Net Income:
Net investment income	—	—	22	22	—	—	16,888,701	16,888,701	16,888,723
Net realized gain on United States Treasury Obligations and futures	—	—	(39)	(39)	—	—	(32,603,414)	(32,603,414)	(32,603,453)
Net change in unrealized gain on United States Treasury Obligations and futures	—	—	64	64	—	—	55,289,079	55,289,079	55,289,143

Net Income			47	47			39,574,366	39,574,366	39,574,413

Balance at June 30, 2007	40	$1,000	$29	$1,029	39,800,000	$984,842,714	$39,089,795	$1,023,932,509	$1,023,933,538

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

	Six Months Ended
	June 30, 2008	June 30, 2007
Cash flow provided by operating activities:
Net Income	$828,353,736	$39,574,413
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(5,104,478,541)	(1,880,539,374)
Proceeds from securities sold	3,886,446,395	1,590,542,115
Net accretion of discount and amortization of premium on United States
Treasury Obligations	(22,367,003)	(19,951,501)
Net realized gain on United States Treasury Obligations	(294,980)	829

Net change in unrealized gain on United States Treasury Obligations and Futures	(195,508,131)	(55,289,143)
Increase in restricted cash	(3,261,360)	—
Change in operating receivables and liabilities:
Receivable for shares issued	(2,696,346)	—
Payable for securities purchased	3,006,937	—
Payable to broker	13,663,808	10,284,654
Management fee payable	791,350	130,638
Brokerage fee payable	40,281	212,364
Non controlling interest in consolidated subsidiary – related party	798	—

Net cash used for operating activities	(596,303,056)	(315,035,005)

Cash flows from financing activities:

Proceeds from sale of Limited Shares	864,207,302	272,454,400
Redemption of Limited Shares	(267,904,246)	—

Net cash provided by financing activities	596,303,056	272,454,400

Net change in cash held by broker	—	(42,580,605)

Unrestricted cash held by the broker at beginning of period	—	42,580,605

Unrestricted cash held by the broker at end of period	$—	$—

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

(1)	Organization

PowerShares DB Commodity Index Tracking Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB Commodity Index Tracking Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on May 23, 2005. DB Commodity Services LLC, a Delaware Limited Liability Company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of each fund. The Fund was originally named “DB Commodity Index Tracking Fund”. The Fund changed its name to “PowerShares DB Commodity Index Tracking Fund” effective August 10, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (the “Trust Agreement”).

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

This report covers the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the three months ended June 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $4,945,463 and $1,646,416, respectively. Management Fees incurred during the six months ended June 30, 2008 and 2007, by the Fund and Master Fund were $8,593,035 and $3,026,769, respectively. As of June 30, 2008 and December 31, 2007 Management Fees payable to the Managing Owner were $1,735,311 and $943,961, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the three months ended June 30, 2008 and 2007 the Fund and Master Fund incurred brokerage fees of $277,516 and $175,648, respectively. Brokerage Fees incurred during the six months ended June 30, 2008 and 2007, by the Fund and Master Fund were $366,590 and $322,855, respectively. As of June 30, 2008 and December 31, 2007 brokerage fees payable to the Commodity Broker were $168,602 and $128,321, respectively.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.), or Invesco Aim Distributors, an affiliate of PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (“Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2008 and December 31, 2007 are $189,288,900 and $84,091,283, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of June 30, 2008 and December 31, 2007 the Fund had cash held by the Commodity Broker of $3,392,038 and $130,678, respectively, all of which was restricted. Restrictions on cash held by broker pertain to the settlement of closed future contracts traded on the London Metals Exchange. There were no cash equivalents held by the Fund as of June 30, 2008 and December 31, 2007.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $465,646,550 and $269,938,391, respectively, of which the Fund utilized $213,672,189 and $200,008,381, respectively, to purchase United States Treasury Obligations. No interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $251,974,361 at June 30, 2008 and by $69,930,010 at December 31, 2007.

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

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2006
State of New York	2006
New York City	2006
State of Florida	2006
State of Georgia	2006
State of Maine	2006
State of Missouri	2006
State of New Jersey	2006
State of Oregon	2006
State of Pennsylvania	2006
State of Utah	2006
State of West Virginia	2006

(i)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $465,646,550 and $269,938,391, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007.

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

(n)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended June 30, 2008 and 2007 and for the six months ended June 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of June 30, 2008:

United States Treasury Obligations (Level 1)	$2,712,847,660
Commodity Futures Contracts (Level 1)	$465,646,550

There were no Level 2 or Level 3 holdings as of June 30, 2008.

(6)	Financial Instrument Risk

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in commodity prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by adverse market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Master Fund could experience substantial losses.

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

(c)	Limited Share Transactions

Summary of Limited Share Transactions for the Three Months and Six Months Ended

June 30, 2008 and 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Limited Shares Sold	6,800,000	7,400,000	266,973,168	191,611,708	24,000,000	10,800,000	864,207,302	272,454,400
Limited Shares Redeemed	(3,400,000)	—	(137,159,774)	—	(7,000,000)	—	(267,904,246)	—

Net Increase	3,400,000	7,400,000	129,813,394	191,611,708	17,000,000	10,800,000	596,303,056	272,454,400

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of June 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months and six months ended June 30, 2008 and 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Limited Unit are equal.

[Remainder of page left blank intentionally.]

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net Asset Value
Net asset value per Limited Share, beginning of period	35.90	25.41	31.46	24.55
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$8.96	$0.06	$13.25	$0.67
Net investment income	0.08	0.26	0.23	0.51

Net increase in net assets from operations	9.04	0.32	13.48	1.18

Net asset value per Limited Share, end of period	$44.94	$25.73	$44.94	$25.73

Market value per Limited Share, beginning of period	$35.77	$25.38	$31.56	$24.58

Market value per Limited Share, end of period	$44.78	$25.70	$44.78	$25.70

Ratio to average Limited Shares*
Net investment income	0.75%	4.12%	1.23%	4.16%
Total expenses	0.79%	0.83%	0.78%	0.83%

Total Return, at net asset value **	25.18%	1.26%	42.85%	4.81%

Total Return, at market value **	25.19%	1.26%	41.89%	4.56%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Issued Accounting Standards

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts on the commodities comprising the Index, or the Index Commodities. The Index Commodities are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index, or the Index Sponsor, is Deutsche Bank AG London. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

Performance Summary

This report covers the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2008 and 2007.

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

The section “Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months and Six Months Ended June 30, 2008 and 2007” below provides an overview of the changes in the closing levels of DBLCI-OYTR™ by disclosing the change in closing levels of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligation returns.

The following chart highlights the results of the DBLCI-OYTR™ for the three months and six months ended June 30, 2008 and 2007. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for

the Three Months and Six Months Ended June 30, 2008 and 2007

	DBLCI-OYTR™
Underlying Index	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
DB Crude Oil Indices	41.69%	(0.19)%	52.85%	4.08%
DB Heating Oil Indices	43.99%	2.40%	63.45%	12.23%
DB Aluminum Indices	3.84%	1.49%	26.02%	5.06%
DB Gold Indices	0.71%	(2.43)%	9.47%	1.60%
DB Corn Indices	30.82%	(7.43)%	61.36%	(4.09)%
DB Wheat Indices	(11.12)%	18.87%	7.95%	9.77%
TOTAL RETURNS	25.56%	1.44%	43.27%	5.23%

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

Operating Activities

Net cash flow used in operating activities was $596.3 million and $316.7 million during the six months ended June 30, 2008 and 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the six months ended June 30, 2008, $5,104.5 million was paid to purchase United States Treasury Obligations and $3,886.4 million was received from sales of maturing contracts. During the six months ended June 30, 2007, $1,880.5 million was paid to purchase United States Treasury Obligations and $1,590.5 million was received from sales of maturing contracts. Unrealized appreciation on futures increased by $195.5 million and by $55.3 million during the six months ended June 30, 2008 and 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $596.3 million and $272.5 million during the six months ended June 30, 2008 and 2007, respectively. This included $864.2 million and $272.5 million from the sale of Limited shares to Authorized Participants during the six months ended June 30, 2008 and 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007.

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

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE THREE MONTHS

AND FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: - “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the three months ended June 30, 2008, the Amex market value of Limited Shares increased 25.19% from $35.77 per share to $44.78 per share. Limited Shares traded from a low of $35.57 (-0.56%) per share on April 1, 2008 to a high of $45.59 per share (+27.45%) on June 27, 2008.

For the three months ended June 30, 2007, the Amex market value of Limited Shares increased 1.26% from $25.38 per share to $25.70 per share. Limited Shares traded from a low of $24.98 (-1.58%) per share on May 10, 2007 to a high of $26.65 per share (+5.00%) on June 18, 2007.

Fund Limited Share Net Asset Performance

For the three months ended June 30, 2008, the net asset value of each Limited Share increased 25.18% from $35.90 per share to $44.94 per share.

Net income for the three months ended June 30, 2008 was $588.9 million, resulting from $10.2 million of interest income, realized and unrealized gains of $583.9 million, and operating expenses of $5.2 million.

For the three months ended June 30, 2007, the net asset value of each Limited Share increased 1.26% from $25.41 per share to $25.73 per share.

Net income for the three months ended June 30, 2007 was $8.9 million, resulting from $10.9 million of interest income, realized and unrealized losses of $0.2 million and operating expenses of $1.8 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the six months ended June 30, 2008, the Amex market value of Limited Shares increased 41.89% from $31.56 per share to $44.78 per share. Limited Shares traded from a low of $30.72 (-2.66%) per share on January 23, 2008 to a high of $45.59 per share (+44.46%) on June 27, 2008.

For the six months ended June 30, 2007, the Amex market value of Limited Shares increased 4.56% from $24.58 per share to $25.70 per share. Limited Shares traded from a low of $22.61 (-8.01%) per share on January 18, 2007 to a high of $26.65 per share (+8.42%) on June 18, 2007.

Fund Limited Share Net Asset Performance

For the six months ended June 30, 2008, the net asset value of each Limited Share increased 42.85% from $31.46 per share to $44.94 per share.

Net income for the six months ended June 30, 2008 was $828.3 million, resulting from $23.1 million of interest income, realized and unrealized gains of $814.2 million and operating expenses of $9.0 million.

For the six months ended June 30, 2007, the net asset value of each Limited Share increased 4.81% from $24.55 per share to $25.73 per share.

Net income for the six months ended June 30, 2007 was $39.6 million, resulting from $20.2 million of interest income, realized and unrealized gains of $22.7 million and operating expenses of $3.3 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	14,375,990	0.49%	10
WTI Crude Oil	June 2009	47,617,261	1.61%	6
Gold	August 2008	9,371,831	0.32%	7
Heating Oil	May 2009	26,390,458	0.89%	5
Aluminum	November 2008	12,320,768	0.42%	5
Wheat	July 2009	21,389,832	0.72%	9
Aggregate/Total		92,122,021	3.12%	8

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	8,101,003	0.53%	6
WTI Crude Oil	May 2008	22,884,807	1.49%	7
Gold	August 2008	3,733,056	0.24%	7
Heating Oil	June 2008	12,270,617	0.80%	6
Aluminum	November 2008	5,741,139	0.37%	10
Wheat	July 2008	8,289,400	0.54%	5
Aggregate/Total		42,275,421	2.75%	4

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

The following were the primary trading risk exposures of the Fund as of June 30, 2008 by market sector.

Energy. The Fund’s primary energy market exposure is to pricing movements in light, sweet crude oil and heating oil. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market. The level of global industrial activity influences the demand for light, sweet crude oil. In addition, various other factors can affect the demand for light, sweet crude oil, such as weather, political events and labor activity. The supply of light, sweet crude oil can be affected by many events, in particular, the meetings of the Organization of Petroleum Exporting Countries. Market expectations about events that will influence either demand or supply can cause prices for light, sweet crude oil to fluctuate greatly. A significant amount of the world oil production capacity is controlled by a relatively small number of producers. Any large change in production by one of these producers could have a substantial effect on the price of light, sweet crude oil.

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

The price of gold is volatile. Gold prices float freely in accordance with supply and demand. The price movement of gold may be influenced by a variety of factors, including announcements from central banks regarding reserve gold holdings, agreements among central banks, purchases and sales of gold by central banks, other governmental agencies that hold large supplies of gold, political uncertainties, economic concerns such as an increase or decrease in confidence in the global monetary system, the relative strength of the U.S. dollar, interest rates and numerous other factors. Gold prices may also be affected by industry factors such as industrial and jewelry demand.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Accordingly, the Registrant’s Registration Statement on Form S-1 (Registration No.: 333-150217) will act as Post-Effective Amendment No. 3 to the Registration Statement on Form S-1 (SEC File No.: 333-125325) and Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (SEC File No.: 333-141631). The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the three months ended June 30, 2008, 6.8 million Limited Shares were created for $267.0 million and 3.4 million Limited Shares were redeemed for $137.2. On June 30, 2008, 66.0 million Limited Shares of the Fund were outstanding for a market capitalization of $2,955.5 million.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2008 and 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2008	3,400,000	$40.34
Three Months Ended June 30, 2007	-	-

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

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Director and Chief Executive Officer

Dated: July 31, 2008	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1