Form 10-Q
period 2008-09-30
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2008-10-31
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of outstanding Limited Shares as of September 30, 2008: 53,400,000 Limited Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2008

i

PART I.            FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2008 (unaudited) and December 31, 2007

	September 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,666,842,137 and $1,471,976,739, respectively)	$1,668,859,180	$1,472,353,559
Cash held by broker (restricted $11,805,788 and $130,678, respectively)	381,848,788	130,678
Net unrealized appreciation / depreciation on futures contracts	(253,140,113)	269,938,391

Deposits with broker	1,797,567,855	1,742,422,628
Receivable for shares issued	-	6,292,540
Other assets	1,000	1,000

Total assets	$1,797,568,855	$1,748,716,168

Liabilities and Shareholders’ Equity
Payable for securities purchased	$-	$5,956,083
Payable to broker	-	200,008,381
Management fee payable	2,493,142	943,961
Brokerage fee payable	125,655	128,321
Non controlling interest in consolidated subsidiary - related party	1,345	1,000

Total liabilities	2,620,142	207,037,746

Commitment and Contingencies (Note 9)
Shareholders’ Equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	345	259

Total General shares	1,345	1,259

Limited shares:
Paid-in-capital - 53,400,000 and 49,000,000 redeemable shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,340,673,314	1,248,525,348
Accumulated earnings	454,274,054	293,151,815

Total Limited shares	1,794,947,368	1,541,677,163

Total shareholders’ equity	1,794,948,713	1,541,678,422

Total liabilities and shareholders’ equity	$1,797,568,855	$1,748,716,168

Net asset value per share
General shares	$33.63	$31.48
Limited shares	$33.61	$31.46

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.05% due October 2, 2008	2.51%	44,999,865	$45,000,000
U.S. Treasury Bills, 0.10% due October 9, 2008	4.57	81,996,228	82,000,000
U.S. Treasury Bills, 0.99% due October 16, 2008	11.75	210,896,188	211,000,000
U.S. Treasury Bills, 0.35% due October 23, 2008	0.06	999,866	1,000,000
U.S. Treasury Bills, 1.01% due October 30, 2008	5.86	105,260,091	105,300,000
U.S. Treasury Bills, 1.80% due November 6, 2008	13.25	237,850,060	238,000,000
U.S. Treasury Bills, 1.10% due November 13, 2008	0.61	10,989,792	11,000,000
U.S. Treasury Bills, 1.99% due November 20, 2008	4.76	85,483,584	85,500,000
U.S. Treasury Bills, 0.77% due November 28, 2008	4.67	83,895,756	84,000,000
U.S. Treasury Bills, 0.25% due December 4, 2008	17.64	316,597,093	317,000,000
U.S. Treasury Bills, 1.69% due December 11, 2008	24.59	441,420,096	442,000,000
U.S. Treasury Bills, 1.05% due December 18, 2008	2.70	48,470,561	48,500,000

Total United States Treasury Obligations (cost $1,666,842,137)	92.97%	$1,668,859,180

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation / (Depreciation) on Futures Contracts
Aluminum (2,995 contracts, settlement date November 17, 2008)	(1.48)%	$(26,588,663)
Corn ( 8,426 contracts, settlement date December 12, 2008)	(0.40)	(7,250,725)
Light, Sweet Crude Oil ( 6,321 contracts, settlement date June 22, 2009)	(8.67)	(155,593,880)
Gold (1,869 contracts, settlement date December 29, 2008)	0.79	14,158,960
Heating Oil ( 3,302 contracts, settlement date May 29, 2009)	(2.44)	(43,793,043)
Wheat ( 4,841 contracts, settlement date July 14, 2009)	(1.90)	(34,072,762)

Net Unrealized Depreciation on Futures Contracts	(14.10)%	$(253,140,113)

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Income
Interest Income	$9,811,634	$12,809,328	$32,936,753	$33,047,675

Expenses
Management Fee	4,263,707	2,045,766	12,856,742	5,072,535
Brokerage Commissions and Fees	79,796	127,587	446,386	450,442

Total Expenses	4,343,503	2,173,353	13,303,128	5,522,977

Net Investment Income	5,468,131	10,635,975	19,633,625	27,524,698

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	144,291	5,973	439,271	5,144
Futures	44,102,579	(663,349)	662,487,710	(33,265,973)

Net Realized Gain (Loss)	44,246,870	(657,376)	662,926,981	(33,260,829)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,840,251	365,888	1,640,223	389,445
Futures	(718,786,663)	79,450,101	(523,078,504)	134,715,687

Net Change in Unrealized Gain (Loss)	(716,946,412)	79,815,989	(521,438,281)	135,105,132

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	(672,699,542)	79,158,613	141,488,700	101,844,303

Net Income (Loss)	$(667,231,411)	$89,794,588	$161,122,325	$129,369,001

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at July 1, 2008	40	$1,000	$798	$1,798	66,000,000	$1,844,828,404	$1,121,505,012	$2,966,333,416	$2,966,335,214
Sale of Limited Shares					3,800,000	145,776,468		145,776,468	145,776,468
Redemption of Limited Shares					(16,400,000)	(649,931,558)	-	(649,931,558)	(649,931,558)
Net Loss:
Net investment income	-	-	4	4	-	-	5,468,127	5,468,127	5,468,131
Net realized gain on United States Treasury Obligations and Futures	-	-	23	23	-	-	44,246,847	44,246,847	44,246,870
Net change in unrealized loss on United States Treasury Obligations and Futures	-	-	(480)	(480)	-	-	(716,945,932)	(716,945,932)	(716,946,412)

Net Loss:			(453)	(453)			(667,230,958)	(667,230,958)	(667,231,411)

Balance at September 30, 2008	40	$1,000	$345	$1,345	53,400,000	$1,340,673,314	$454,274,054	$1,794,947,368	$1,794,948,713

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at July 1, 2007	40	$1,000	$29	$1,029	39,800,000	$984,842,714	$39,089,795	$1,023,932,509	$1,023,933,538
Sale of Limited Shares					4,400,000	115,156,060	-	115,156,060	115,156,060
Redemption of Limited Shares					(800,000)	(20,390,488)	-	(20,390,488)	(20,390,488)
Net Income:
Net investment income	-	-	10	10	-	-	10,635,965	10,635,965	10,635,975
Net realized loss on United States Treasury Obligations and futures	-	-	-	-	-	-	(657,376)	(657,376)	(657,376)
Net change in unrealized gain on United States Treasury Obligations and futures	-	-	75	75	-	-	79,815,914	79,815,914	79,815,989

Net Income			85	85			89,794,503	89,794,503	89,794,588

Balance at September 30, 2007	40	$1,000	$114	$1,114	43,400,000	$1,079,608,286	$128,884,298	$1,208,492,584	$1,208,493,698

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422
Sale of Limited Shares					27,800,000	1,009,983,770		1,009,983,770	1,009,983,770
Redemption of Limited Shares					(23,400,000)	(917,835,804)	-	(917,835,804)	(917,835,804)
Net Income:
Net investment income	-	-	14	14	-	-	19,633,611	19,633,611	19,633,625
Net realized gain (loss) on United States Treasury Obligations and futures	-	-	404	404	-	-	662,926,577	662,926,577	662,926,981
Net change in unrealized loss on United States Treasury Obligations and futures	-	-	(332)	(332)	-	-	(521,437,949)	(521,437,949)	(521,438,281)

Net Income			86	86			161,122,239	161,122,239	161,122,325

Balance at September 30, 2008	40	$1,000	$345	$1,345	53,400,000	$1,340,673,314	$454,274,054	$1,794,947,368	$1,794,948,713

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2007	40	$1,000	$(18)	$982	29,000,000	$712,388,314	$(484,571)	$711,903,743	$711,904,725
Sale of Limited Shares					15,200,000	387,610,460	-	387,610,460	387,610,460
Redemption of Limited Shares					(800,000)	(20,390,488)	-	(20,390,488)	(20,390,488)
Net Income:
Net investment income	-	-	32	32	-	-	27,524,666	27,524,666	27,524,698
Net realized loss on United States Treasury Obligations and futures	-	-	(39)	(39)	-	-	(33,260,790)	(33,260,790)	(33,260,829)
Net change in unrealized gain on United States Treasury Obligations and futures	-	-	139	139	-	-	135,104,993	135,104,993	135,105,132

Net Income			132	132	-	-	129,368,869	129,368,869	129,369,001

Balance at September 30, 2007	40	$1,000	$114	$1,114	43,400,000	$1,079,608,286	$128,884,298	$1,208,492,584	$1,208,493,698

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flow provided by operating activities:
Net Income	$161,122,325	$129,369,001
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(7,035,064,078)	(3,006,380,357)
Proceeds from securities sold	6,872,266,672	2,608,798,476
Accretion of discount on United States
Treasury Obligations	(31,628,721)	(32,537,246)
Net realized gain on United States Treasury Obligations	(439,271)	(5,144)
Net change in unrealized gain / loss on United States Treasury Obligations and Futures	521,438,281	(135,105,132)
Increase in restricted cash	(11,675,110)	179,067
Change in operating receivables and liabilities:
Receivable for shares issued	6,292,540	-
Payable for securities purchased	(5,956,083)	-
Payable to broker	(200,008,381)	25,505,671
Management fee payable	1,549,181	243,279
Brokerage fee payable	(2,666)	309,308
Non controlling interest in consolidated subsidiary – related party	345	-

Net cash provided by (used for) operating activities	277,895,034	(409,623,077)

Cash flows from financing activities:

Proceeds from sale of Limited Shares	1,009,983,770	387,610,460
Redemption of Limited Shares	(917,835,804)	(20,390,488)

Net cash provided by financing activities	92,147,966	367,219,972

Net change in cash held by broker	370,043,000	(42,403,105)

Unrestricted cash held by the broker at beginning of period	-	42,403,105

Unrestricted cash held by the broker at end of period	$370,043,000	$-

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2008

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

The Fund offers common units of beneficial interest (the “Limited Shares”) only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 200,000 Limited Shares, called a Basket. The proceeds from the offering of Limited Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 31, 2006 with the initial offering of 2,000,000 Limited Shares to Authorized Participants of the Fund in exchange for $50,000,000 less commission of $1,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) on February 3, 2006.

This report covers the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007.

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

The Fund does not employ leverage. As of September 30, 2008 and December 31, 2007, the Fund had $1,797.6 million (or 100%) and $1,742.4 million (or 100%) of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $177.9 million (or 9.9%) and $84.1 million (or 4.8%) of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2008 and December 31, 2007. For additional information, please see the unaudited Consolidated Schedule of Investments dated September 30, 2008 and the audited Consolidated Schedule of Investments dated December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the three months ended September 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $4,263,707 and $2,045,766, respectively. Management Fees incurred during the nine months ended September 30, 2008 and 2007, by the Fund and Master Fund were $12,856,742 and $5,072,535, respectively. As of September 30, 2008 and December 31, 2007 Management Fees payable to the Managing Owner were $2,493,142 and $943,961, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the three months ended September 30, 2008 and 2007 the Fund and Master Fund incurred brokerage fees of $79,796 and $127,587, respectively. Brokerage Fees incurred during the nine months ended September 30, 2008 and 2007, by the Fund and Master Fund were $446,386 and $450,442, respectively. As of September 30, 2008 and December 31, 2007 brokerage fees payable to the Commodity Broker were $125,655 and $128,321, respectively.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Basis of Fair Value Measurement

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3:	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2008 and December 31, 2007 are $177,932,567 and $84,091,283, respectively, which is restricted and held against initial margin of the open futures contracts.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of September 30, 2008 the Fund had cash held by the Commodity Broker of $381,848,788 of which $11,805,788 was restricted. As of December 31, 2007 the Fund had cash held by the Commodity Broker of $130,678, all of which was restricted. Restrictions on cash held by broker pertain to the settlement of closed future contracts traded on the London Metals Exchange. There were no cash equivalents held by the Fund as of September 30, 2008 and December 31, 2007.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of September 30, 2008 the Fund did not have an amount payable to broker. As of December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $269,938,391, of which the Fund utilized $200,008,381, to purchase United States Treasury Obligations. No interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $69,930,010 at December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in an unrealized depreciation and appreciation position of $253,140,113 and $269,938,391, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007.

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

(n)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of September 30, 2008:

United States Treasury Obligations (Level 1)	$1,668,859,180
Commodity Futures Contracts (Level 1)	$(253,140,113)

There were no Level 2 or Level 3 holdings as of September 30, 2008.

(6)	Financial Instrument Risk

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

Limited Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Limited Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Limited Shares as of the closing time of the NYSE Alternext US LLC or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Alternext US LLC or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

[Remainder of page left blank intentionally.]

(c)	Limited Share Transactions

Summary of Limited Share Transactions for the Three Months and Nine Months Ended

September 30, 2008 and 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Limited Shares Sold	3,800,000	4,400,000	145,776,468	115,156,060	27,800,000	15,200,000	1,009,983,770	387,610,460
Limited Shares Redeemed	(16,400,000)	(800,000)	(649,931,558)	(20,390,488)	(23,400,000)	(800,000)	(917,835,804)	(20,390,488)
Net Increase (Decrease)	(12,600,000)	3,600,000	(504,155,090)	94,765,572	4,400,000	14,400,000	92,147,966	367,219,972

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

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of September 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months and nine months ended September 30, 2008 and 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
Net Asset Value

Net asset value per Limited Share, beginning of period	$44.94	$25.73	$31.46	$24.55
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$(11.43)	$1.86	$1.82	$2.53
Net investment income	0.10	0.26	0.33	0.77

Net increase (decrease) in net assets from operations	(11.33)	2.12	2.15	3.30

Net asset value per Limited Share, end of period	$33.61	$27.85	$33.61	$27.85

Market value per Limited Share, beginning of period	$44.78	$25.70	$31.56	$24.58

Market value per Limited Share, end of period	$33.89	$28.11	$33.89	$28.11

Ratio to average Limited Shares*
Net investment income	0.97%	3.89%	1.14%	4.08%
Total expenses	0.77%	0.79%	0.78%	0.82%

Total Return, at net asset value **	(25.21)%	8.24%	6.83%	13.44%

Total Return, at market value **	(24.32)%	9.38%	7.38%	14.36%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Issued Accounting Standards

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

The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the futures contracts for each of the Index Commodities and the notional amount of such Index Commodity.

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on July 31, 1988, or the Base Date. The following table reflects the index base weights, or Index Base Weights, of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light, Sweet Crude Oil	35.00
Heating Oil	20.00
Aluminum	12.50
Gold	10.00
Corn	11.25
Wheat	11.25
Closing Level on Base Date:	100.00

The Index has been calculated back to the Base Date. On the Base Date, the closing level was 100.

The Index Commodities are traded on the following futures exchanges: Light, Sweet Crude Oil and Heating Oil: New York Mercantile Exchange; Aluminum: The London Metal Exchange Limited; Gold: Commodity Exchange Inc., New York; and Corn and Wheat: Board of Trade of the City of Chicago Inc.

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Master Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible ‘implied roll yield.’ The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, each Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

In general, as a futures contract approaches its expiration date, its price will move towards the spot price in a contangoed market. Assuming the spot price does not change, this would result in the futures contract price decreasing and a negative implied roll yield. The opposite is true in a backwardated market. Rolling in a contangoed market will tend to cause a drag on an Index Commodity’s contribution to the Fund’s return while rolling in a backwardated market will tend to cause a push on an Index Commodity’s contribution to the Fund’s return.

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

The Index is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

The futures contract price for each Index Commodity will be the exchange closing prices for such Index Commodity on each weekday when banks in New York, New York are open, or Index Business Days. If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first New York business day, or Verification Date, of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2009 and the Delivery Month of the Index Commodity futures contract currently in the Index is June 2009, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2009 and the Delivery Month of an Index Commodity futures contract currently in the Index is therefore June 2009, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2009 and July 2010. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the futures contract selection, the monthly roll for each Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

On each day during the roll period, new notional holdings are calculated. The calculations for the old Index Commodities that are leaving the Index and the new Index Commodities are then calculated.

On all days that are not monthly index roll days, the notional holdings of each Index Commodity future remains constant.

The Index is re-weighted on an annual basis on the 6th Index Business Day of each November.

The Index calculation is expressed as the weighted average return of the Index Commodities.

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

Performance Summary

This report covers the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007.

Performance of the Fund and the exchange traded Limited Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™, or DBLCI-OYTR™ consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months and Nine Months Ended September 30, 2008 and 2007” below provides an overview of the changes in the closing levels of DBLCI-OYTR™ by disclosing the change in closing levels of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligation returns.

The following chart highlights the results of the DBLCI-OYTR™ for the three months and nine months ended September 30, 2008 and 2007. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for

the Three Months and Nine Months Ended September 30, 2008 and 2007

		DBLCI-OYTR™
Underlying Index	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
DB Crude Oil Indices	(27.12)%	8.34%	11.40%	12.78%
DB Heating Oil Indices	(25.59)%	7.40%	21.63%	20.55%
DB Aluminum Indices	(23.08)%	(7.84)%	(3.06)%	(3.17)%
DB Gold Indices	(5.72)%	13.78%	3.21%	15.61%
DB Corn Indices	(35.35)%	7.50%	4.31%	3.15%
DB Wheat Indices	(20.63)%	24.64%	(14.32)%	36.84%
TOTAL RETURNS	(25.30)%	8.47%	7.03%	14.16%

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

Operating Activities

Net cash flow provided by and used in operating activities was $277.9 million and $409.6 million during the nine months ended September 30, 2008 and 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the nine months ended September 30, 2008, $7,035.0 million was paid to purchase United States Treasury Obligations and $6,872.3 million was received from sales of maturing contracts. During the nine months ended September 30, 2007, $3,006.4 million was paid to purchase United States Treasury Obligations and $2,608.8 million was received from sales of maturing contracts. Unrealized depreciation and appreciation on futures increased by $521.4 million and by $135.1 million during the nine months ended September 30, 2008 and 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $92.1 million and $367.2 million during the nine months ended September 30, 2008 and 2007, respectively. This included $1,010.0 million and $387.6 million from the sale of Limited shares to Authorized Participants during the nine months ended September 30, 2008 and 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007.

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

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the three months ended September 30, 2008, the NYSE Alternext US LLC market value of Limited Shares decreased 24.32% from $44.78 per share to $33.89 per share. Limited Shares traded from a high of $46.44 per share (+3.71%) on July 2, 2008 to a low of $32.28 (-27.91%) per share on September 16, 2008.

For the three months ended September 30, 2007, the NYSE Alternext US LLC market value of Limited Shares increased 9.38% from $25.70 per share to $28.11 per share. Limited Shares traded from a low of $25.16 (-2.10%) per share on August 17, 2007 to a high of $28.20 per share (+9.73%) on September 27, 2007.

Fund Limited Share Net Asset Performance

For the three months ended September 30, 2008, the net asset value of each Limited Share decreased 25.21% from $44.94 per share to $33.61 per share. Falling futures contracts prices for crude oil, heating oil, aluminum, gold, corn and wheat during the three months ended September 30, 2008 contributed to an overall 25.30% decrease in the level of the DBLCI-OYTRTM.

Net loss for the three months ended September 30, 2008 was $667.2 million, resulting from $9.8 million of interest income, realized and unrealized losses of $672.7 million, and operating expenses of $4.3 million.

For the three months ended September 30, 2007, the net asset value of each Limited Share increased 8.24% from $25.73 per share to $27.85 per share. Strong appreciation in the prices of crude oil, heating oil, gold, corn and wheat during the three months ended September 30, 2007 more than offset falling prices for aluminum during that same period, contributing to an overall 8.47% increase in the level of the DBLCI-OYTRTM.

Net income for the three months ended September 30, 2007 was $89.8 million, resulting from $12.8 million of interest income, realized and unrealized gains of $79.2 million and operating expenses of $2.2 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Fund Limited Share Price Performance

For the nine months ended September 30, 2008, the NYSE Alternext US LLC market value of Limited Shares increased 7.38% from $31.56 per share to $33.89 per share. Limited Shares traded from a low of $30.72 (-2.66%) per share on January 23, 2008 to a high of $46.44 per share (+47.15%) on July 2, 2008.

For the nine months ended September 30, 2007, the NYSE Alternext US LLC market value of Limited Shares increased 14.36% from $24.58 per share to $28.11 per share. Limited Shares traded from a low of $22.61 (-8.01%) per share on January 18, 2007 to a high of $28.20 per share (+14.73%) on September 27, 2007.

Fund Limited Share Net Asset Performance

For the nine months ended September 30, 2008, the net asset value of each Limited Share increased 6.83% from $31.46 per share to $33.61 per share. Strong appreciation in the prices of crude oil, heating oil, gold, corn, and wheat during the nine months ended September 30, 2008 more than offset falling prices for aluminum during that same period, contributing to an overall 7.03% increase in the level of the DBLCI-OYTRTM.

Net income for the nine months ended September 30, 2008 was $161.1 million, resulting from $32.9 million of interest income, realized and unrealized gains of $141.5 million and operating expenses of $13.3 million.

For the nine months ended September 30, 2007, the net asset value of each Limited Share increased 13.44% from $24.55 per share to $27.85 per share. Strong appreciation in the prices of crude oil, heating oil, gold, corn and wheat during the nine months ended September 30, 2007 more than offset falling prices for aluminum during that same period, contributing to an overall 14.16% increase in the level of the DBLCI-OYTRTM.

Net income for the nine months ended September 30, 2007 was $129.4 million, resulting from $33.1 million of interest income, realized and unrealized gains of $101.8 million and operating expenses of $5.5 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	9,940,451	0.55%	2
WTI Crude Oil	June 2009	31,894,872	1.78%	2
Gold	December 2008	6,270,294	0.35%	5
Heating Oil	May 2009	16,913,607	0.94%	3
Aluminum	November 2008	7,706,654	0.43%	5
Wheat	July 2009	13,035,002	0.73%	9
Aggregate/Total		62,110,607	3.46%	14

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (“VaR”)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	8,101,003	0.53%	6
WTI Crude Oil	May 2008	22,884,807	1.49%	7
Gold	August 2008	3,733,056	0.24%	7
Heating Oil	June 2008	12,270,617	0.80%	6
Aluminum	November 2008	5,741,139	0.37%	10
Wheat	July 2008	8,289,400	0.54%	5
Aggregate/Total		42,275,421	2.75%	4

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

The following were the primary trading risk exposures of the Fund as of September 30, 2008 by market sector.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)        None.

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-125325) was declared effective on January 17, 2006 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 was declared effective on August 14, 2006, which also contained this information. The Registrant’s Registration Statement on Form S-1

(Registration No.: 333-141631) was declared effective on May 1, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-150217) was declared effective on May 1, 2008 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the American Stock Exchange (now known as the NYSE Alternext US LLC) commenced on February 3, 2006.

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

    For the three months ended September 30, 2008, 3.8 million Limited Shares were created for $145.8 million and 16.4 million Limited Shares were redeemed for $649.9. On September 30, 2008, 53.4 million Limited Shares of the Fund were outstanding for a market capitalization of $1,809.7 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2008 and 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2008	16,400,000	$39.63
Three Months Ended September 30, 2007	800,000	$25.49

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

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
Name: Kevin Rich
Title: Managing Director and Chief Executive Officer

Dated: October 31, 2008	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1