Form 10-K
period 2008-12-31
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2009-02-24
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-32726

POWERSHARES DB COMMODITY INDEX TRACKING FUND

(Exact name of Registrant as specified in its charter)

Delaware	32-6042243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB COMMODITY INDEX TRACKING MASTER FUND

(Exact name of Co-Registrant as specified in its charter)

Delaware	30-0317551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	NYSE Arca, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,955,480,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2009: 69,600,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus dated May 1, 2008, as supplemented on June 20, 2008 and July 14, 2008, filed pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-150217) are incorporated by reference into Part I of this Report.

ii

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (the “SEC”) filings.

iii

PART I

ITEM 1.	BUSINESS

Organization

PowerShares DB Commodity Index Tracking Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB Commodity Index Tracking Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on May 23, 2005. DB Commodity Services LLC (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of each fund. The Fund was originally named “DB Commodity Index Tracking Fund”. The Fund changed its name to “PowerShares DB Commodity Index Tracking Fund” effective August 10, 2006. DBCS, a Delaware limited liability company, is the Managing Owner of the Fund and the Master Fund. The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5122.

The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (each a “Trust Agreement” and collectively the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006 and is now listed on the NYSE Arca, Inc. (the “NYSE Arca”) as of November 25, 2008. The Fund and the Master Fund commenced investment operations on January 31, 2006 with the initial offering of 2,000,000 Shares to Deutsche Bank Securities Inc. (the “Commodity Broker”) in exchange for $50,000,000, less a commission of $1,500,000. After the initial offering of the Shares, an additional 28,000,000 Shares were issued to certain Authorized Participants for $687,169,128 and 1,000,000 Shares were redeemed for $23,280,814 during the period from January 31, 2006 (commencement of investment operations) to December 31, 2006. An additional 22,600,000 Shares were issued to certain Authorized Participants for $610,932,754 and 2,600,000 Shares were redeemed for $74,795,720 during the year ended December 31, 2007 and an additional 37,000,000 Shares were issued to certain Authorized Participants for $1,213,064,042 and 30,000,000 Shares were redeemed for $1,101,962,652 during the year ended December 31, 2008.

This Report covers the years ended December 31, 2008 and 2007 and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006 (herein referred to, as the “Year Ended December 31, 2008”, the “Year Ended December 31, 2007” and the “Period Ended December 31, 2006”, respectively).

Fund Investment Overview

During the period from February 3, 2006 (inception of trading on the NYSE Alternext) to May 23, 2006, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Excess Return™, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. From May 24, 2006, the Master Fund has used the proceeds from the offering of Shares to trade exchange traded futures contracts on the commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ (the “Index”), with a view to tracking changes, whether positive or negative, in the level of the Index over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat (the “Index Commodities”). The Master Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of December 31, 2008 and 2007, the Fund had $1,199,951,828 (or 100%) and $1,742,422,628 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $154,620,803 (or 12.88%) and $84,091,283 (or 4.8%), of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of December 31, 2008 and 2007, respectively. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

A description of the business of the Fund and related items is contained in the Prospectus under the sections captioned “Summary,” “Organization Chart,” “Investment Objective,” “The Master-Feeder Structure,” “Description of the Deutsche Bank Liquid Commodity Index-Optimum Yield Excess Return™,” “Information Barriers Between the Index Sponsor and the Managing Owner,” “Charges,” “Conflicts of Interest” and “Description of the Shares and the Master Fund Units; Certain Material Terms of the Trust Declarations,” and such description is incorporated by reference herein by reference from the Prospectus.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Fund, Master Fund and the Managing Owner have been licensed to use DBLCI™ and Deutsche Bank Liquid Commodity Index™. The Index Sponsor does not approve, endorse or recommend the Fund, the Master Fund or the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund, the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

Index Composition

The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historical levels of the world’s production and supplies of the Index Commodities. The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the futures contracts for each of the Index Commodities and the notional amount of such Index Commodity.

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on July 31, 1988 (the “Base Date”). The following table reflects the index base weights of each Index Commodity on the Base Date (the “Index Base Weights”):

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

The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™, is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

The futures contract price for each Index Commodity will be the exchange closing prices for such Index Commodity on each weekday when banks in New York, New York are open (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is May 1, 2009, and the Delivery Month of the Index Commodity futures contract currently in the Index is June 2009, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is May 1, 2009 and the Delivery Month of an Index Commodity futures contract currently in the Index is June 2009, the Delivery Month of an eligible new Index Commodity futures contract must be between July 2009 and July 2010. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreements, the Managing Owner, from the assets of the Fund or the Master Fund, will indemnify the Trustee for any liability or expense relating to the formation, operations and termination of the Funds incurred without gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. The Managing Owner and its trading principals have limited experience in operating commodity pools and managing futures trading accounts. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5122.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

Pursuant to the Trust Agreements, the Fund and the Master Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Master Fund and the Fund incurred without negligence or misconduct.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund.

A variety of executing brokers execute futures transactions on behalf of the Master Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006.

A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administrator

The Managing Owner, on behalf of the Fund and the Master Fund, has appointed The Bank of New York Mellon as the administrator (the “Administrator”) of the Fund and the Master Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York Mellon serves as custodian of the Fund (the “Custodian”) and has entered into a Global Custody Agreement (the “Custody Agreement”) in connection therewith. The Bank of New York Mellon serves as the transfer agent (the “Transfer Agent”) of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, 12th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants.

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon 30 days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.

The Administration Agreement provides for the exculpation and indemnification of the Administrator from and against any costs, expenses, damages, liabilities or claims (other than those resulting from the Administrator’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against the Administrator in performing its obligations or duties under the Administration Agreement.

The Administrator’s monthly fees are paid on behalf of the Fund and the Master Fund by the Managing Owner out of the Management Fee.

The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Administrator receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $500 per order. These transaction processing fees are paid indirectly by the Authorized Participants and not by the Fund or the Master Fund.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner, in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the 1933 Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted to state a material fact required to be stated or necessary in order to make the statements not misleading under the 1933 Act or any other statute or the common law.

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

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.) (“Invesco Aim Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

Tax Reporting

The Fund has retained the services of PricewaterhouseCoopers LLP to assist with certain tax reporting requirements of the Fund and its Shareholders.

Regulation

Futures exchanges in the United States are subject to regulation under the CEAct by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. No U.S. governmental agency regulates the over-the-counter (the “OTC”) foreign exchange markets.

The CEAct and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the CEAct or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund and the Master Fund. The CEAct gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Managing Owner. If the registration of a managing owner as a commodity trading advisor were to be terminated, restricted or suspended, the managing owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund and the Master Fund. The Fund and the Master Fund themselves are not registered with the CFTC in any capacity.

The CEAct requires all “futures commission merchants,” such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

The CEAct also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Shareholders are afforded certain rights for reparations under the CEAct. Shareholders may also be able to maintain a private right of action for certain violations of the CEAct. The CFTC has adopted rules implementing the reparation provisions of the CEAct which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEAct against a floor broker, futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the CEAct, the NFA has been formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. NFA members are subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund and the Master Fund themselves are not required to become members of the NFA).

The CFTC has no authority to regulate trading on foreign commodity exchanges and markets.

Employees

The Fund and the Master Fund have no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://dbfunds.db.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

The Fund also posts monthly performance reports and its annual report, as required by the CFTC, on the Managing Owner’s website at the address listed above.

ITEM 1A.	RISK FACTORS

An investment in the securities of the Fund involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this report and the Prospectus, before making a decision to invest in the securities of the Fund. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

Investment and Trading Related Risks

The Value of the Shares Relates Directly to the Value of the Commodity Futures Contracts and Other Assets Held by the Master Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Fund’s Shares.

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index over time through the Master Fund’s portfolio of exchange-traded futures contracts on the Index Commodities. The value of the Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely. Several factors may affect the prices of the Index Commodities, including, but not limited to:

•

Global supply and demand of each of the Index Commodities, which may be influenced by such factors as forward selling by the various commodities producers, purchases made by the commodities’ producers to unwind their hedge positions and production and cost levels in the major markets of each of the Index Commodities;

•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;

•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;

•	Investment and trading activities of mutual funds, hedge funds and commodity funds; and

•	Global or regional political, economic or financial events and situations.

Net Asset Value May Not Always Correspond to Market Price and, as a Result, Baskets may be Created or Redeemed at a Value that Differs from the Market Price of the Shares.

The net asset value per Share will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the net asset value of a Basket of Shares (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket of Shares) and similarly the public trading price per Share may be different from the net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to, the same forces influencing the prices of the Index Commodities trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Creation Basket at a discount to the public trading price of the Shares or can redeem a Redemption Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Share closely over time.

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the below table lists the trading hours for each of the Index Commodities which trades on the futures exchange set forth in the table:

Index Commodity	Futures Exchange*	Trading Hours (Eastern Standard Time)
Aluminum	LME	6:55 a.m. – 12:00 p.m.
Gold	COMEX	8:20 a.m. – 1:30 p.m.
Light, Sweet Crude Oil	NYMEX	9:00 a.m. – 2:30 p.m.
Heating Oil	NYMEX	9:00 a.m. – 2:30 p.m.
Corn	CBOT	10:30 a.m. – 2:15 p.m.
Wheat	CBOT	10:30 a.m. – 2:15 p.m.

*Legend:

“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

“COMEX” means the Commodity Exchange Inc., New York or its successor.

“LME” means The London Metal Exchange Limited or its successor.

“NYMEX” means the New York Mercantile Exchange or its successor.

For example, while the Shares trade on the NYSE Arca until 4:00 p.m. Eastern Standard Time, liquidity in the global gold market will be reduced after the close of the COMEX division of the New York Mercantile Exchange at 1:30 p.m. Eastern Standard Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which the Index Commodities are traded are closed, trading spreads and the resulting premium or discount on the Shares may widen and, therefore, increase the difference between the price of the Shares and the net asset value of the Shares.

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund.

CFTC and commodity exchange rules impose speculative position limits on market participants, including the Master Fund, trading in certain commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts.

The Index includes five commodities (light, sweet crude oil, heating oil, gold, corn and wheat) that are subject to speculative position limits imposed by the CFTC and the rules of the exchanges on which the futures contracts for these commodities trade. The NYMEX limits are currently for light, sweet crude oil futures: 20,000 contracts net all months combined, but not to exceed 3,000 contracts in the last three days of trading in the spot month; and for heating oil: 7,000 contracts net all months combined, but not to exceed 1,000 contracts in the last three days of trading in the spot month. The COMEX limits are currently for gold futures: 6,000 contracts net all months combined, but not to exceed 3,000 contracts in the spot month. The Chicago Board of Trade (“CBOT”) limits are currently for corn futures: 22,000 contracts net all months combined, 13,500 contracts net a single month (other than the spot month), and 600 contracts for a spot month; and for wheat futures: 6,500 contracts net all months combined, 5,000 contracts net a single month (other than a spot month), and 220 to 600 contracts for a spot month based on the month and certified stocks.

The Master Fund has obtained limited relief from these position limits that permits the Master Fund to establish futures positions in approximately 17,500 and 11,000 corn and wheat futures contracts, respectively. However, the Master Fund remains subject to position limits and, consequently, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional corn and wheat futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed its applicable position limits and additional relief is not forthcoming. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

It is possible that in the future, the CFTC may propose new rules with respect to position limits in agricultural and other commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional corn and wheat futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares of the Fund, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of its Index.

It is possible that the Fund’s performance may not fully replicate the changes in the levels of the Index due to disruptions in the markets for the relevant Index Commodities, the imposition of speculative position limits (as discussed in the above risk factor Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund”), or due to other extraordinary circumstances. As the Master Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Master Fund may commence investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Index. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Master Fund Is Not Actively Managed and Tracks the Index During Periods in which the Index Is Flat or Declining as well as when the Index Is Rising.

The Master Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of the Index Commodities are declining in value, the Master Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner seeks to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBC”. Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

The Lack of an Active Trading Market for the Shares May Result in Losses on Your Investment in the Fund at the Time of Disposition of Your Shares.

Although the Shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, likely will be lower than the price you would receive if an active market did exist.

The Shares Are a New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the Master Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Master Fund is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have Only a Limited History of Operating Investment Vehicles like the Fund or the Master Fund, their Experience may be Inadequate or Unsuitable to Manage the Fund or the Master Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has only a limited history of past performance. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage an investment vehicle such as the Fund or the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage an investment vehicle such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Shares.

The Fund and the Master Fund have a limited performance history upon which to evaluate your investment in the Fund and the Master Fund. Although past performance is not necessarily indicative of future results, if the Fund and the Master Fund had a longer performance history, such performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund and the Master Fund. Likewise, the Index has a limited history which may not be indicative of future Index results, or of the future performance of the Fund or the Master Fund. Therefore, you will have to make your decision to invest in the Fund on the basis of limited information.

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index Commodities are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. Accordingly, the Index is concentrated in terms of the number of commodities represented. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in the Index and the net asset value of the Fund and the Master Fund, which track the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	17.34%
Average rolling 3-month daily volatility	16.02%
Monthly return volatility	16.87%
Average annual volatility	16.43%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1988***	16.35%
1989	16.04%
1990	24.64%
1991	16.53%
1992	9.55%
1993	9.56%
1994	11.90%
1995	9.73%
1996	17.67%
1997	11.74%
1998	15.72%
1999	17.32%
2000	19.86%
2001	16.91%
2002	15.57%
2003	17.38%
2004	20.19%
2005	17.76%
2006	16.88%
2007	14.94%
2008*	28.82%

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

* As of December 31, 2008.

**Volatility, for these purposes means, the following:

Daily Volatility: The relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price.

Monthly Return Volatility: The relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the monthly change in price.

Average Annual Volatility: The average of yearly volatilities for a given sample period. The yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year.

*** As of July 31, 1988.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.75% per annum. Additional charges include brokerage fees of approximately 0.08% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.29% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 18, 2009. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

You Cannot be Assured of the Managing Owner’s Continued Services, Which Discontinuance May Be Detrimental to the Fund.

You cannot be assured that the Managing Owner will be willing or able to continue to service the Fund and the Master Fund for any length of time. If the Managing Owner discontinues its activities on behalf of the Fund and the Master Fund, the Fund and the Master Fund may be adversely affected.

Possible Illiquid Markets May Exacerbate Losses.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position.

There can be no assurance that market illiquidity will not cause losses for the Fund. The large size of the positions which the Master Fund may acquire on behalf of the Fund increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders of the Fund. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner and the Managing Owner in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

Because the Futures Contracts Have No Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss.

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while Shares trade unprofitably.

Failure of Commodity Futures Markets to Exhibit Low to Negative Correlation to General Financial Markets Will Reduce Benefits of Diversification and May Exacerbate Losses to Your Portfolio.

Historically, commodity futures’ returns have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although commodity futures trading can provide a diversification benefit to investor portfolios because of its low to negative correlation with other financial assets, the fact that the Index is not 100% negatively correlated with financial assets such as stocks and bonds means the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice versa. If the Shares perform in a manner that correlates with the general financial markets or do not perform successfully, you will obtain no diversification benefits by investing in the Shares and the Shares may produce no gains to offset your losses from other investments.

Shareholders Do Not Have the Protections Associated With Ownership of Shares in an Investment Company Registered Under the Investment Company Act of 1940.

Neither the Fund nor the Master Fund is registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to the investors in registered and regulated investment companies.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

Some of the Master Fund’s trading is expected to be conducted on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Master Fund’s trading been limited to U.S. markets.

Aluminum is the only Index Commodity that is currently traded on a foreign exchange and such contracts are denominated in USD. The Managing Owner estimates that approximately 12.5% of the Master Fund’s assets will be allocated for investment in aluminum.

The above range is only an approximation. The actual percentage may be either lesser or greater than above-listed.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund and the Master Fund are subject to actual and potential conflicts of interest involving the Managing Owner, various commodity futures brokers and Authorized Participants. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund and the Master Fund, which also presents the potential for numerous conflicts of interest with the Fund and the Master Fund. As a result of these and other relationships, parties involved with the Fund and the Master Fund have a financial incentive to act in a manner other than in the best interests of the Fund, the Master Fund and the Shareholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

The Fund and the Master Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Tax Related Risks

Shareholders of the Fund Will Be Subject to Taxation on Their Share of the Fund’s Taxable Income (Including the Fund’s Share of the Master Fund’s Taxable Income), Whether or Not They Receive Cash Distributions.

Shareholders of the Fund will be subject to U.S. federal income taxation and, in some cases, state, local, or foreign income taxation on their share of the Fund’s taxable income (including the Master Fund’s taxable income allocable to the Fund), whether or not they receive cash distributions from the Fund. Shareholders of the Fund may not receive cash distributions equal to their share of the Fund’s taxable income (including the Master Fund’s taxable income) or even the tax liability that results from such income.

Items of Income, Gain, Loss and Deduction with respect to Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Fund or the Master Fund in Allocating Such Tax Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund and the Master Fund will apply certain assumptions and conventions in an attempt to comply with the applicable rules and to report items of income, gain, loss and deduction to Shareholders of the Fund in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be considered to be in compliance with all aspects of the applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund or the Master Fund do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, loss or deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Current Treatment of Long-Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2010.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Other Risks

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Master Fund Units could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Master Fund Units may not recover any assets at all, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of profits on its closed positions on the exchange.

Regulatory Changes or Actions May Alter the Nature of an Investment in the Fund.

Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Fund or the ability of the Fund to continue to implement its investment strategy.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund and the Master Fund. No counsel has been appointed to represent you in connection with the offering of the Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

Possibility of Termination of the Fund or Master Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in the Index through the vehicle of the Fund will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your own investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular distributions, although the Fund may pay distributions at the discretion of the Managing Owner).

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund and the Master Fund constitute a relatively new, and thus initially untested, type of investment vehicle. They compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Shares.

While the Managing Owner believes that all intellectual property rights needed to operate the Fund and the Master Fund are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund and the Master Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Fund and the Master Fund and an investment in the Shares, for example, resulting in expenses or damages or the termination of the Fund and the Master Fund.

“Backwardation” or “Contango” in the Market Prices of the Index Commodities Will Affect the Value of The Shares.

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2009 may specify an October 2009 expiration. As that contract nears expiration, it may be replaced by selling the October 2009 contract and purchasing the contract expiring in December 2009. This process is referred to as “rolling.” Historically, the prices of Light, Sweet Crude Oil and Heating Oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2009 contract would take place at a price that is higher than the price at which the December 2009 contract is purchased, thereby creating a gain in connection with rolling. While Light, Sweet Crude Oil and Heating Oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in Light, Sweet Crude Oil and Heating Oil will adversely affect the value of the Index and, accordingly, decrease the value of the Shares.

Conversely, Aluminum, Gold, Corn and Wheat historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. Although Aluminum, Gold, Corn and Wheat have historically exhibited consistent periods of contango, contango will likely not exist in these markets at all times. Contango in Aluminum, Gold, Corn and Wheat will adversely affect the value of the Index and, accordingly, decrease the value of the Shares.

Although the roll method of the Index may minimize the roll losses due to contango and may maximize the roll benefits due to backwardation, there can be no assurance that this outcome will occur.

The Value of the Shares Will be Adversely Affected if the Fund or the Master Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreements, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense either incurs without negligence or misconduct. That means the Managing Owner may require the assets of the Master Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Master Fund and the value of the Shares.

The Net Asset Value Calculation of the Master Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price is not Available on the Date of Net Asset Value Calculation.

Calculating the net asset value of the Master Fund (and, in turn, the Fund) includes, in part, any unrealized profits or losses on open commodity futures contracts. Under normal circumstances, the net asset value of the Master Fund reflects the settlement price of open commodity futures contracts on the date when the net asset value is being calculated. However, if a commodity futures contract traded on an exchange (both U.S. and non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day. In such a situation, there is a risk that the calculation of the net asset value of the Master Fund on such day will not accurately reflect the realizable market value of such commodity futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a commodity futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the settlement price on the most recent day on which the position could have been liquidated would be used in lieu of the actual settlement price on the date of determination, there is a risk that the resulting calculation of the net asset value of the Master Fund (and, in turn, the Fund) could be under or overstated, perhaps to a significant degree.

Although the Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase a Shareholders’ Liability.

The Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of

•	Shareholders’ actions unrelated to the business of the Fund, or

•	Taxes imposed on the Shares by the states or municipalities in which such investors reside.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Fund and the Master Fund do not own or use physical properties in the conduct of their business. Their assets consist of futures contracts, cash, United States Treasury Obligations and may consist of other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 60 Wall Street, New York, New York 10005.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares of the Fund traded on the NYSE Alternext from February 3, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBC.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

Shares
Quarter ended	High	Low
March 31, 2008	$ 38.95	$ 30.72
June 30, 2008	$ 45.59	$ 35.57
September 30, 2008	$ 46.44	$ 32.28
December 31, 2008	$ 33.10	$ 19.69

Quarter ended	High	Low
March 31, 2007	$ 25.76	$ 22.61
June 30, 2007	$ 26.65	$ 24.98
September 30, 2007	$ 28.20	$ 25.16
December 31, 2007	$ 31.99	$ 27.17

Holders

As of December 31, 2008, the Fund had 110,918 holders of record for its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

On December 30, 2008, the Fund paid $0.34 per General Share to the Managing Owner, a total distribution of $13.60. On December 30, 2008, the Fund paid $0.34 per Share to each Shareholder of record on December 17, 2008, a total distribution of $17,748,000. All distributions were made from net investment income.

On December 28, 2007, the Fund paid $0.76 per General Share, to the Managing Owner, a total distribution of $30.40. On December 28, 2007, the Fund paid $0.76 per Share to each Shareholder of record on December 19, 2007, a total distribution of $36,632,000. All distributions were made from net investment income.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a)        There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-125325) was declared effective on January 17, 2006 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 was declared effective on August 14, 2006, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-141631) was declared effective on May 1, 2007 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-150217) was declared effective on May 1, 2008 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 on Form S-3 was filed on February 5, 2009 (Registration No. 333-150217) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 on Form S-3 (Registration No. 333-150217) will also act as Post-Effective Amendment No. 2 to File No. 333-141631 and as a Post-Effective Amendment No. 1 to File No. 333-150217, which also contained this information. The Shares began trading on the NYSE Alternext on February 3, 2006 and are now traded on the NYSE Arca as of November 25, 2008.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

During the Year Ended December 31, 2008, 37.0 million Shares were created for $1,213.1 million and 30.0 million Shares were redeemed for $1,102.0 million. For the Three Months Ended December 31, 2008, 9.2 million Shares were created for $203.1 million and 6.6 million Shares were redeemed for $184.1 million. On December 31, 2008, 56.0 million Shares of the Fund were outstanding for a market capitalization of $1,186.6 million.

During the Year Ended December 31, 2007, 22.6 million Shares were created for $610.9 million and 2.6 million Shares were redeemed for $74.8 million. For the Three Months Ended December 31, 2007, 7.4 million Shares were created for $223.3 million and 1.8 million Shares were redeemed for $54.4 million. On December 31, 2007, 49.0 million Shares of the Fund were outstanding for a market capitalization of $1,546.4 million.

During the Period Ended December 31, 2006, 30.0 million Shares were created for $737.17 million less $1.5 million in commission and 1.0 million Shares were redeemed for $23.28 million. For the Three Months Ended December 31, 2006, 3.8 million Shares were created for $91.70 million and no Shares were redeemed. On December 31, 2006, 29.0 million Shares of the Fund were outstanding for a market capitalization of $712.82 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2008	30,000,000	$36.73
Year Ended December 31, 2007	2,600,000	$28.77
Period Ended December 31, 2006	1,000,000	$23.28

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2008, 2007 and 2006 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 31, 2006; therefore, no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2005 and 2004.

	YEAR ENDED		PERIOD ENDED
	December 31, 2008	December 31, 2007	December 31, 2006
Interest Income	$35,937,704	$46,678,838	$22,735,035
Net Investment Income	$20,224,319	$38,609,893	$18,451,405
Net realized and net change in unrealized gain/(loss) on United States Treasury Obligations and futures	$(456,010,037)	$291,658,800	$(1,454,764)
Net Income (Loss)	$(435,785,718)	$330,268,693	$16,996,641
Distribution per Share	$0.34	$0.76	$0.61
Net (Decrease)/Increase in cash	$1,713,943,642	$(42,580,605)	$42,579,605

	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006
Total Assets	$1,199,952,828	$1,748,716,168	$712,360,005
Shares NAV	$21.42	$31.46	$24.55
General Shares NAV	$21.43	$31.48	$24.55

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$12,923,071	$10,202,048	$9,811,634	$3,000,951
Net investment income	$9,186,425	$4,979,069	$5,468,131	$590,694
Net realized and net change in unrealized gain/(loss) on United States Treasury Obligations and futures	$230,264,989	$583,923,253	$(672,699,542)	$(597,498,737)
Net income/(loss)	$239,451,414	$588,902,322	$(667,231,411)	$(596,908,043)
Increase/(decrease) in Net Asset Value	$705,941,076	$718,715,716	$(1,171,386,501)	$(595,702,633)

	For the Three Months Ended March 31, 2007	For the Three Months Ended June 30, 2007	For the Three Months Ended September 30, 2007	For the Three Months Ended December 31, 2007
Interest income	$9,329,308	$10,909,039	$12,809,328	$13,631,163
Net investment income	$7,801,748	$9,086,975	$10,635,975	$11,085,195
Net realized and net change in unrealized gain/(loss) on United States Treasury Obligations and futures	$22,834,748	$(149,058)	$79,158,613	$189,814,497
Net income/(loss)	$30,636,496	$8,937,917	$89,794,588	$200,899,692
Increase/(decrease) in Net Asset Value	$111,479,188	$200,549,625	$184,560,160	$333,184,724

	For the period from January 31, 2006 (commencement of investment operations) to March 31, 2006 (i)	For the Three Months Ended June 30, 2006 (i)	For the Three Months Ended September 30, 2006	For the Three Months Ended December 31, 2006
Interest income	$1,075,320	$5,428,577	$7,659,620	$8,571,518
Net investment income	$770,822	$3,900,198	$6,302,883	$7,477,502
Net realized and net change in unrealized gain/(loss) on United States Treasury Obligations and futures	$5,381,344	$10,866,530	$(45,038,490)	$27,335,852
Net income/(loss)	$6,152,166	$14,766,728	$(38,735,607)	$34,813,354
Increase/(decrease) in Net Asset Value	$271,561,224	$279,236,118	$52,039,234	$109,068,149

(i): The quarterly financial information for the period from January 31, 2006 (commencement of investment operations) to March 31, 2006 and for the three months ended June 30, 2006 have been corrected for immaterial errors in classification between interest income and net realized and unrealized gains/(losses) on investments and futures, with no impact to previously reported quarterly net income/(loss).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the consolidated financial statements and notes included in Item 8 of Part I of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” as well as similar words and phrases signify forward-looking statements. PowerShares DB Commodity Index Tracking Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, DB Commodity Services LLC (the “Managing Owner”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts on the commodities comprising the Index (the “Index Commodities”). The Index Commodities are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index is Deutsche Bank AG London (the “Index Sponsor”). DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Master Fund’s portfolio. The market price of the Shares may not be identical to the net asset value per Share, but these two valuations are expected to be very close.

Performance Summary

This Report covers the three months ended December 31, 2008, 2007 and 2006 ((herein referred to as the “Three Months Ended December 31, 2008”, the “Three Months Ended December 31, 2007” and the “Three Months Ended

December 31, 2006”, respectively), and the years ended December 31, 2008 and 2007 and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006 (herein referred to as the “Year Ended December 31, 2008”, the “Year Ended December 31, 2007” and the “Period Ended December 31, 2006” respectively).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The section “Summary of DBLCI-TR™, DBCLI-OYTR™, and Underlying Index Commodity Returns for the Years Ended December 31, 2008 and 2007, and for the Period Ended December 31, 2006” below provides an overview of the changes in the closing levels of the Index by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™, or DBCLI-OYTR™ consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The following chart highlights the results of the DBLCI-OYTR™ for the Years Ended December 31, 2008 and 2007 and for the Period Ended December 31, 2006. Because the Fund tracked the non-Optimum Yield™ (“non-OY”) version of the DBLCI™ from February 3, 2006 (commencement of investment trading) through May 23, 2006, results for the DBLCI-TR™ are also highlighted for the Period Ended December 31, 2006. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Fund does not attempt to outperform or underperform the Index. The change in the way the Fund rolls commodity futures contracts was adopted with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-TR™, DBCLI-OYTR™, and Underlying Index Commodity Returns for the Three Months Ended December 31, 2008, 2007 and 2006, and the Years Ended December 31, 2008 and 2007 and for the Period Ended December 31, 2006.

	TOTAL RETURNS FOR INDEX IN THE
	DBLCI-OYTR™			DBLCI-TR™
Underlying Index	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Three Months Ended December 31, 2006
DB Crude Oil Indices	-46.86%	23.40%	-3.99%	N/A
DB Heating Oil Indices	-47.66%	20.93%	-5.54%	N/A
DB Aluminum Indices	-36.85%	-3.95%	11.93%	N/A
DB Gold Indices	-0.06%	11.62%	6.05%	N/A
DB Corn Indices	-20.77%	13.75%	42.11%	N/A
DB Wheat Indices	-12.97%	14.87%	9.52%	N/A
TOTAL RETURNS	-35.47%	16.14%	5.34%	N/A

Underlying Index	TOTAL RETURNS FOR INDEX IN THE
	DBLCI-OYTR™			DBLCI-TR™
	Year Ended December 31, 2008	Year Ended December 31, 2007	Period Ended December 31, 2006	Period Ended December 31, 2006
DB Crude Oil Indices	-40.80%	39.15%	-8.17%	-24.57%
DB Heating Oil Indices	-36.34%	45.76%	-8.05%	-27.96%
DB Aluminum Indices	-38.78%	-7.00%	21.46%	22.89%
DB Gold Indices	3.15%	29.02%	11.39%	11.94%
DB Corn Indices	-17.35%	17.32%	51.79%	51.79%
DB Wheat Indices	-25.43%	57.16%	23.31%	42.17%
TOTAL RETURNS	-30.94%	32.57%	7.17%	0.07%

* During the period from January 31 (commencement of investment operations) to May 23, 2006, the Fund tracked the non-Optimum Yield™ version of the Index. During this same period, the Fund did not track the changes of closing levels of DBLCI-TR™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the DBLCI–OYER™ and underperform the DBLCI–OYTR™. The only difference between the Index and the DBLCI-OYTR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OYTR™ does include such a component. The difference between the Index and the DBLCI-OYTR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the DBLCI–OYER™. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s total return is expected to outperform the DBLCI–OYER™ by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OYTR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a minority interest in the Master Fund. Each Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares of the Fund and Master Fund Limited Units, the net asset value per Share of the Fund and the net asset value per Master Fund Limited Unit are equal.

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

The Master Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 8 for further information regarding FASB Statement No. 157.

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

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading. Also see Item 1A. – Risk Factors – “Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-rata Share of the Assets.”

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which are used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets are held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

The Master Fund’s commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges may limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Master Fund from promptly liquidating its commodity futures positions.

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

Cash Flows

The primary cash flow activities of the Fund are to raise capital from Authorized Participants through the issuance of Shares. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by and (used for) operating activities was $1,621 million, $(542) million and $(652) million during the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Year Ended December 31, 2008, $7,618 million was paid to purchase United States Treasury Obligations and $8,950 million was received from sales and maturing contracts.

During the Year Ended December 31, 2007, $4,526 million was paid to purchase United States Treasury Obligations and $3,802 million was received from sales and maturing contracts. During the Period Ended December 31, 2006, $2,104 million was paid to purchase United States Treasury Obligations and $1,423 million was received from sales and maturing contracts. Unrealized appreciation on futures decreased by $959 million, increased by $305 million and decreased by $34 million during the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $93 million, $500 million and $695 million during the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006. This included $1,213 million, $611 million and $737 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008, 2007 AND 2006 AND FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND FOR THE PERIOD ENDED DECEMBER 31, 2006

The Fund was launched on January 31, 2006 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from February 3, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBC”), (ii) the Fund’s NAV (as reflected by the graph “DBCNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBLCIX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE YEARS ENDED

DECEMBER 31, 2008 AND 2007, THE PERIOD

ENDED DECEMBER 31, 2006 AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2008, 2007 AND 2006

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses. During the period from inception of trading on the NYSE Alternext on February 3, 2006 to the close of business on May 23, 2006, the Fund and Master Fund sought to track the changes of the Deutsche Bank Liquid Commodity Index — Excess Return™ (“DBLCI–ER™”). DBLCI–ER™ is composed of the same index commodities as the Index and is also calculated on an excess return basis. Unlike the Index, which is rolled on an optimum yield basis, DBLCI–ER™ rolls both Light, Sweet Crude Oil and Heating Oil on a monthly basis and Gold, Aluminum, Corn and Wheat on an annual basis. Therefore, with respect to the above graph For the Period Ended December 31, 2006, DBLCIX reflects DBLCI–ER™ from February 3, 2006 to the close of business on May 23, 2006, and DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ from May 24, 2006 to the close of business on December 31, 2006. With respect to the above graphs For the Years Ended December 31, 2008 and 2007, DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN MARCH 2003, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

WITH RESPECT TO INDEX DATA, NO REPRESENTATION IS BEING MADE THAT THE INDEX WILL OR IS LIKELY TO ACHIEVE ANNUAL OR CUMULATIVE CLOSING LEVELS CONSISTENT WITH OR SIMILAR TO THOSE SET FORTH HEREIN. SIMILARLY, NO REPRESENTATION IS BEING MADE THAT THE FUND WILL GENERATE PROFITS OR LOSSES SIMILAR TO THE FUND’S PAST PERFORMANCE OR THE HISTORICAL ANNUAL OR CUMULATIVE CHANGES IN THE INDEX CLOSING LEVELS. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL RESULTS AND THE ACTUAL RESULTS SUBSEQUENTLY ACHIEVED BY INVESTMENT METHODOLOGIES, WHETHER ACTIVE OR PASSIVE.

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007 AND THE PERIOD ENDED DECEMBER 31, 2006

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.34 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 32.86% from $31.56 per Share to $21.19 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price from December 31, 2007 was as follows: Shares traded from a high of $46.44 per Share (+47.15%) on July 2, 2008 to a low of $19.69 per Share (-37.61%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis was -31.78%, including the above noted distribution, for the period.

On December 28, 2007, the Fund made a $0.76 per Share distribution to Shareholders of record as of December 19, 2007.

For the Year Ended December 31, 2007, the NYSE Alternext market value of each Share increased 28.40% from $24.58 per Share to $31.56 per Share. The Share price high and low for the Year Ended December 31, 2007 and related change from the Share price from December 31, 2006 was as follows: Shares traded from a high of $31.99 per Share (+30.15%) on December 12, 2007 to a low of $22.61 per Share (-8.01%) on January 18, 2007. Therefore, the total return for the Fund, on a market value basis was 31.49%, including the above noted distribution, for the period.

The Fund was launched on January 31, 2006 at $25.00 per Share and listed for trading on the NYSE Alternext on February 3, 2006.

On December 29, 2006, the Fund made a $0.61 per Share distribution to Shareholders of record as of December 20, 2006.

For the Period Ended December 31, 2006, the NYSE Alternext market value of each Share decreased 1.68% from $25.00 per Share to $24.58 per Share. The Share price high and low for the Period Ended December 31, 2006 and related change from the Share price from January 31, 2006 (commencement of investment operations) was as follows: Shares traded from a high of $26.94 per Share (+7.76%) on May 11, 2006 to a low of $22.31 per Share (-10.76%) on February 15, 2006. Therefore, the total return for the Fund, on a market value basis was 0.76%, including the above noted distribution, for the period.

Fund Share Net Asset Performance

For the Year Ended December 31, 2008, the net asset value of each Share decreased 31.91% from $31.46 per Share to $21.42 per Share. Falling futures contracts prices for crude oil, heating oil, aluminum, corn and wheat during the Year Ended December 31, 2008 more than offset appreciation in prices for gold during that same period, contributing to an overall 30.94% decrease in the level of the DBLCI-OYTR™. On December 30, 2008, the Fund made a $0.34 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was -30.83%.

Net loss for the Year Ended December 31, 2008 was $435.8 million, resulting from $35.9 million of interest income, net realized gains of $503.1 million, net unrealized losses of $959.1 million and operating expenses of $15.7 million.

For the Year Ended December 31, 2007, the net asset value of each Share increased 28.15% from $24.55 per Share to $31.46 per Share. Appreciation in futures contract prices for crude oil, heating oil, gold, corn and wheat during the Year Ended December 31, 2007 more than offset falling prices for aluminum during that same period, contributing to an overall 32.57% increase in the level of the DBLCI-OYTR™. On December 28, 2007, the Fund made a $0.76 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis, including the distribution was 31.24%.

Net income for the Year Ended December 31, 2007 was $330.3 million, resulting from $46.7 million of interest income, net realized loss of $13.1 million, net unrealized gains of $304.8 million and operating expenses of $8.1 million.

For the Period Ended December 31, 2006, the net asset value of each Share decreased 1.80% from $25.00 per Share to $24.55 per Share. Appreciation in futures contracts prices for aluminum, gold, corn and wheat during the Period Ended December 31, 2006 more than offset falling prices for crude oil and heating oil during that same period, contributing to an overall 7.17% increase in the level of the DBLCI-OYTR™. On December 29, 2006, the Fund made a $0.61 per Share distribution to Shareholders of record as of December 20, 2006. Therefore, the total return on a net asset value basis, for the Fund, including the distribution was 0.64%. During the period from January 31 (commencement of investment operations) to May 23, 2006, the Fund tracked the non-Optimum Yield™ version of the Index.

Net income for the Period Ended December 31, 2006 was $17.0 million, resulting from $22.7 million of interest income, net realized gains of $33.0 million, net unrealized losses of $34.4 million and operating expenses of $4.3 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008, 2007 AND 2006

Fund Share Price Performance

On December 30, 2008, the Fund made a $0.34 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 37.47% from $33.89 per Share to $21.19 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $33.10 per Share (-2.33%) on October 1, 2008 to a low of $19.69 per Share (-41.90%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis was -36.47% including the above noted distribution, for the period.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 12.27% from $28.11 per Share to $31.56 per Share. The Share price high and low for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a high of $31.99 per Share (+13.8%) on December 12, 2007 to a low of $27.17 per Share (-3.34%) on October 8, 2007. Therefore, the total return for the Fund, on a market value basis was 14.98% including the below noted distribution, for the period.

On December 28, 2007, the Fund made a $0.76 per Share distribution to Shareholders of record as of December 19, 2007.

For the Three Months Ended December 31, 2006, the NYSE Alternext market value of each Share increased 2.63% from $23.95 per Share to $24.58 per Share. The Share price high and low for the Three Months Ended December 31, 2006 and related change from the Share price on September 30, 2006 was as follows: Shares traded from a high of $25.78 per Share (+7.64%) on November 30, 2006 to a low of $23.30 per Share (-2.71%) on October 3, 2006. Therefore, the total return for the Fund, on a market value basis, including the below noted distribution, was 5.18% for the period.

On December 29, 2006, the Fund made a $0.61 per Share distribution to Shareholders of record as of December 20, 2006.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 36.27% from $33.61 per Share to $21.42 per Share. Falling futures contracts prices for crude oil, heating oil, aluminum, gold, corn and wheat during the Three Months Ended December 31, 2008 contributed to an overall 35.47% decrease in the level of the DBLCI-OYTR™. On December 30, 2008, the Fund made a $0.34 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was -35.26%.

Net loss for the Three Months Ended December 31, 2008 was $596.9 million, resulting from $3.0 million of interest income, net realized losses of $159.8 million, net unrealized losses of $437.7 million and operating expenses of $2.4 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 12.96% from $27.85 per Share to $31.46 per Share. Appreciation in the futures contracts prices of crude oil, heating oil, gold, corn and wheat during the Three Months Ended December 31, 2007 more than offset falling futures contract prices for aluminum during that same period, contributing to an overall 16.14% increase in the level of the DBLCI-OYTR™. On December 28, 2007, the Fund made a $0.76 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution was 15.70%.

Net income for the Three Months Ended December 31, 2007 was $200.9 million, resulting from $13.6 million of interest income, net realized gains of $20.1 million, net unrealized gains of $169.7 million and operating expenses of $2.5 million.

For the Three Months Ended December 31, 2006, the net asset value of each Share increased 2.63% from $23.92 per Share to $24.55 per Share. Appreciation in the futures contract prices of aluminum, gold, corn and wheat during the three-months ended December 31, 2006 more than offset falling futures contract prices for crude oil and heating oil during that same period, contributing to an overall 5.34% increase in the level of the DBLCI-OYTR™. On December 29, 2006 the Fund made a $0.61 per Share distribution to Shareholders of record as of December 20, 2006. Therefore, the total return of the Fund on a net asset value basis, including the above noted distribution was 5.18%.

Net income for the Three Months Ended December 31, 2006 was $34.8 million, resulting from $8.6 million of interest income, net realized gains of $23.7 million, net unrealized gains of $3.6 million and operating expenses of $1.1 million.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	8,458,411	0.71%	8
WTI Crude Oil	June 2009	33,189,511	2.77%	11
Gold	June 2009	5,485,483	0.46%	9
Heating Oil	May 2009	15,326,574	1.28%	9
Aluminum	November 2009	6,599,504	0.55%	9
Wheat	July 2009	9,917,241	0.83%	9
Aggregate/Total		61,867,926	5.16%	9

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.
Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	8,101,003	0.53%	6
WTI Crude Oil	May 2008	22,884,807	1.49%	7
Gold	August 2008	3,733,056	0.24%	7
Heating Oil	June 2008	12,270,617	0.80%	6
Aluminum	November 2008	5,741,139	0.37%	10
Wheat	July 2008	8,289,400	0.54%	5
Aggregate/Total		42,275,421	2.75%	4

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2006.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2007	2,064,524	0.29%	3
WTI Crude Oil	May 2007	7,617,381	1.07%	3
Gold	August 2007	3,203,571	0.45%	2
Heating Oil	June 2007	4,556,190	0.64%	3
Aluminum	November 2007	3,630,714	0.51%	3
Wheat	July 2007	2,562,857	0.36%	3
Aggregate/Total		16,729,761	2.35%	3

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2008 by market sector.

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

Because trading is to be conducted on a commodity exchange outside the United States, such trading is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the trading been limited to U.S. markets.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Commodity Index Tracking Fund and Subsidiary (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Kevin Rich, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2008.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2008, as stated in their report on page 39 of the Fund’s Annual Report on Form 10-K.

By:	/s/ Kevin Rich
Name:	Kevin Rich
Title:	Chief Executive Officer of the Managing Owner

By:	/s/ Michael Gilligan
Name:	Michael Gilligan
Title:	Principal Financial Officer of the Managing Owner

February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Commodity Index Tracking Fund and Subsidiary:

We have audited PowerShares DB Commodity Index Tracking Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PowerShares DB Commodity Index Tracking Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2008, and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 23, 2009

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Commodity Index Tracking Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary (the Fund) as of December 31, 2008 and 2007, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2008, and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Commodity Index Tracking Fund and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2008 and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Commodity Index Tracking Fund and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 23, 2009

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2008 and 2007

	2008	2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $174,784,186 and $1,471,976,739, respectively)	$174,793,945	$1,472,353,559
Cash held by broker (restricted $0 and $130,678, respectively)	1,713,943,642	130,678
Net unrealized appreciation (depreciation) on futures contracts	(688,785,759)	269,938,391

Deposits with broker	1,199,951,828	1,742,422,628
Receivable for Shares issued	-	6,292,540
Other assets	1,000	1,000

Total assets	$1,199,952,828	$1,748,716,168

Liabilities and shareholders’ equity
Payable to broker	$-	$200,008,381
Payable for securities purchased	-	5,956,083
Management fee payable	689,981	943,961
Brokerage fee payable	15,910	128,321
Non controlling interest in consolidated subsidiary - related party	857	1,000

Total liabilities	706,748	207,037,746

Commitments and Contingencies (Note 10)

Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,000	1,000
Accumulated earnings (deficit)	(143)	259

Total General shares	857	1,259

Shares:
Paid in capital - 56,000,000 and 49,000,000 redeemable shares issued and outstanding as of December 31, 2008 and 2007, respectively	1,359,626,738	1,248,525,348
Accumulated earnings (deficit)	(160,381,515)	293,151,815

Total Shares	1,199,245,223	1,541,677,163

Total shareholders’ equity	1,199,246,080	1,541,678,422

Total liabilities and shareholders’ equity	$1,199,952,828	$1,748,716,168

Net asset value per share
General shares	$21.43	$31.48
Shares	$21.42	$31.46

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	0.79%	$9,499,953	$9,500,000
U.S. Treasury Bills, 0.65% due January 22, 2009	3.34	39,999,840	40,000,000
U.S. Treasury Bills, 0.03% due January 29, 2009	1.78	21,299,531	21,300,000
U.S. Treasury Bills, 0.53% due February 5, 2009	2.50	29,999,190	30,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	0.75	8,999,712	9,000,000
U.S. Treasury Bills, 0.15% due February 19, 2009	0.33	3,999,868	4,000,000
U.S. Treasury Bills, 0.15% due February 26, 2009	2.00	23,998,944	24,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	2.67	31,997,472	32,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	0.42	4,999,435	5,000,000

Total United States Treasury Obligations (cost $174,784,186)	14.58%	$174,793,945

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Aluminum (3,212 contracts, settlement date November 16, 2009)	(4.50)%	$(54,038,632)
Corn (6,854 contracts, settlement date December 14, 2009)	0.07	878,113
Light, Sweet Crude Oil (7,022 contracts, settlement date June 22, 2009)	(34.32)	(411,542,490)
Gold (1,823 contracts, settlement date June 26, 2009)	1.64	19,647,490
Heating Oil (3,147 contracts, settlement date May 29, 2009)	(16.39)	(196,562,915)
Wheat (5,413 contracts, settlement date July 14, 2009)	(3.93)	(47,167,325)

Net Unrealized Depreciation on Futures Contracts	(57.43)%	$(688,785,759)

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Income and Expenses For the Year Ended

December 31, 2008 and 2007 and for the Period Ended December 31, 2006(i)

	2008	2007	2006
Income
Interest Income	$35,937,704	$46,678,838	$22,735,035

Expenses
Management fee	15,177,543	7,698,410	3,802,011
Brokerage commissions and fees	535,842	370,535	252,361
Organizational costs	-	-	150,400
Administrative expenses	-	-	78,858

Total expenses	15,713,385	8,068,945	4,283,630

Net investment income	20,224,319	38,609,893	18,451,405

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	942,701	14,134	17,206
Futures	502,138,473	(13,140,037)	32,997,522

Net realized gain (loss)	503,081,174	(13,125,903)	33,014,728

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(367,061)	101,830	274,990
Futures	(958,724,150)	304,682,873	(34,744,482)

Net change in unrealized gain (loss)	(959,091,211)	304,784,703	(34,469,492)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(456,010,037)	291,658,800	(1,454,764)

Net Income (Loss)	$(435,785,718)	$330,268,693	$16,996,641

See accompanying notes to consolidated financial statements.

(i) The Period Ended December 31, 2006 reflects operations results since January 31, 2006, the date of commencement of investment operations.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares				Total
	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2008	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422
Sale of Shares					37,000,000	1,213,064,042		1,213,064,042	1,213,064,042
Redemption of Shares					(30,000,000)	(1,101,962,652)		(1,101,962,652)	(1,101,962,652)
Net Income (Loss)
Net investment income			15	15			20,224,304	20,224,304	20,224,319
Net realized gain on United States Treasury Obligations and Futures			280	280			503,080,894	503,080,894	503,081,174
Net change in unrealized loss on United States Treasury Obligations and Futures			(683)	(683)			(959,090,528)	(959,090,528)	(959,091,211)

Net Loss			(388)	(388)			(435,785,330)	(435,785,330)	(435,785,718)

Distributions of net investment income ($0.34 per Share)			(14)	(14)			(17,748,000)	(17,748,000)	(17,748,014)

Balance at December 31, 2008	40	$1,000	$(143)	$857	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,080

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2007

	General Shares				Shares				Total
	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)
Balance at January 1, 2007	40	$1,000	$(18)	$982	29,000,000	$712,388,314	$(484,571)	$711,903,743	$711,904,725
Sale of Shares					22,600,000	610,932,754		610,932,754	610,932,754
Redemption of Shares					(2,600,000)	(74,795,720)		(74,795,720)	(74,795,720)
Net Income
Net investment income			42	42			38,609,851	38,609,851	38,609,893
Net realized loss on United States Treasury Obligations and futures			(21)	(21)			(13,125,882)	(13,125,882)	(13,125,903)
Net change in unrealized gain on United States Treasury Obligations and futures			286	286			304,784,417	304,784,417	304,784,703

Net Income			307	307			330,268,386	330,268,386	330,268,693

Distributions of net investment income ($0.76 per Share)			(30)	(30)			(36,632,000)	(36,632,000)	(36,632,030)

Balance at December 31, 2007	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2006(i)

	General Shares				Shares				Total
	General Shares				Shares
	Shares	Amount	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Shares	Amount	Accumulated Earnings (Deficit)	Total Equity (Deficit)	Total Shareholders’ Equity (Deficit)
Balance at January 31, 2006	40	$1,000	$-	$1,000		$-	$-	$-	$1,000
Sale of Shares					30,000,000	737,169,128		737,169,128	737,169,128
Upfront selling commissions on Shares						(1,500,000)		(1,500,000)	(1,500,000)
Redemption of Shares					(1,000,000)	(23,280,814)		(23,280,814)	(23,280,814)
Consolidation of the Master Fund upon acquisition of Master Fund Limited Units			(1,613,218)	(1,613,218)					(1,613,218)
Net Income (loss)
Allocation of net investment income (excluding organization and offering costs)			35	35			18,601,770	18,601,770	18,601,805
Allocation of Organization and Offering costs			(150,400)	(150,400)					(150,400)

Net investment income (loss)			(150,365)	(150,365)			18,601,770	18,601,770	18,451,405
Net realized gain on United States Treasury Obligations and Futures			42	42			33,014,686	33,014,686	33,014,728
Net change in unrealized loss on United States Treasury Obligations and Futures			(65)	(65)			(34,469,427)	(34,469,427)	(34,469,492)

Net Income (Loss)			(150,388)	(150,388)			17,147,029	17,147,029	16,996,641

Organization and Offering costs allocations (Note 9)			185,575	185,575			(185,575)	(185,575)

Assumption of organization and offering costs by Managing Owner (Note 9)			1,578,043	1,578,043					1,578,043
Distributions of net investment Income (ii)			(30)	(30)			(17,446,025)	(17,446,025)	(17,446,055)

Balance at December 31, 2006	40	$1,000	$(18)	$982	29,000,000	$712,388,314	$(484,571)	$711,903,743	$711,904,725

See accompanying notes to consolidated financial statements.

(i)	The Period Ended December 31, 2006 reflects operations results since January 31, 2006, the date of commencement of investment operations.
(ii)	The Fund paid distributions of $0.61 per Share and $0.75 per General Share.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2008 and 2007 and Period Ended December 31, 2006(i)

	2008	2007	2006
Cash flow provided by operating activities:
Net Income (Loss)	$(435,785,718)	$330,268,693	$16,996,641
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Organization costs	-	-	150,400
Allocation of organization and offering costs to General Shares	-	-	(185,575)
Cost of securities purchased	(7,617,679,825)	(4,525,600,705)	(2,103,529,589)
Proceeds from securities sold and matured	8,950,428,075	3,801,982,498	1,422,899,710
Net accretion of discount on United States Treasury Obligations	(34,612,996)	(45,737,166)	(21,960,147)
Net realized gain on United States Treasury Obligations	(942,701)	(14,134)	(17,206)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	959,091,211	(304,784,703)	34,469,492
Increase (decrease) in restricted cash	130,678	1,509,982	(1,640,660)
Change in operating receivables and liabilities:
Receivable for shares issued	6,292,540	(6,292,540)	-
Payable for securities purchased	(5,956,083)	5,956,083	-
Payable to broker	(200,008,381)	200,008,381	-
Management fee payable	(253,980)	489,681	454,280
Brokerage fee payable	(112,411)	128,321	-
Other assets	-	-	(1,000)
Non controlling interest in consolidated subsidiary - related party	(143)	-	1,000

Net cash provided by (used for) operating activities	1,620,590,266	(542,085,609)	(652,362,654)

Cash flows from financing activities:
Proceeds from sale of Shares	1,213,064,042	610,932,754	737,169,128
Redemption of Shares	(1,101,962,652)	(74,795,720)	(23,280,814)
Commissions on sale of Shares	-	-	(1,500,000)
Cash distributions paid on Shares and General Shares	(17,748,014)	(36,632,030)	(17,446,055)

Net cash provided by financing activities	93,353,376	499,505,004	694,942,259

Net change in unrestricted cash held by broker	1,713,943,642	(42,580,605)	42,579,605
Unrestricted cash held by broker at beginning of period	-	42,580,605	1,000

Unrestricted cash held by broker at end of period	$1,713,943,642	$-	$42,580,605

Supplemental disclosure of non-cash activity:
Additional investment in respect of assumption of organization and offering costs by Managing Owner	$-	$-	$1,578,043

See accompanying notes to consolidated financial statements.

(i) The Period Ended December 31, 2006 reflects operations results since January 31, 2006, the date of commencement of investment operations.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2008

(1)	Organization

PowerShares DB Commodity Index Tracking Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB Commodity Index Tracking Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on May 23, 2005. DB Commodity Services LLC, a Delaware Limited Liability Company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of each fund. The Fund was originally named “DB Commodity Index Tracking Fund”. The Fund changed its name to “PowerShares DB Commodity Index Tracking Fund” effective August 10, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006 and is now listed on the NYSE Arca, Inc. (the “NYSE Arca”) as of November 25, 2008. The Fund and the Master Fund commenced investment operations on January 31, 2006 with the initial offering of 2,000,000 Shares to Deutsche Bank Securities Inc. (the “Commodity Broker”) in exchange for $50,000,000, less commission of $1,500,000. After the initial offering of the Shares, an additional 28,000,000 Shares were issued to certain Authorized Participants for $687,169,128 and 1,000,000 Shares were redeemed for $23,280,814 during the period from January 31, 2006 (commencement of investment operations) to December 31, 2006. An additional 22,600,000 Shares were issued to certain Authorized Participants for $610,932,754 and 2,600,000 Shares were redeemed for $74,795,720 during the year ended December 31, 2007 and an additional 37,000,000 Shares were issued to certain Authorized Participants for $1,213,064,042 and 30,000,000 Shares were redeemed for $1,101,962,652 during the year ended December 31, 2008.

This Report covers the years ended December 31, 2008 and 2007 and the period from January 31, 2006 (commencement of investment operations) to December 31, 2006 (herein referred to, as the “Year Ended December 31, 2008”, the “Year Ended December 31, 2007” and the “Period Ended December 31, 2006”, respectively).

(2)	Fund Investment Overview

During the period from February 3, 2006 (inception of trading on the NYSE Alternext) to May 23, 2006, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index – Excess Return™, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. From May 24, 2006, the Master Fund uses the proceeds from the offering of Shares to trade exchange-traded futures contracts on the commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ (the “Index”) with a view to tracking changes, whether positive or negative, in the level of the Index over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat (the “Index Commodities”). The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment.

The Fund does not employ leverage. As of December 31, 2008 and 2007, the Fund had $1,199,951,828 (or 100%) and $1,742,422,628 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $154,620,803 (or 12.88%) and $84,091,283 (or 4.8%), of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of December 31, 2008 and 2007, respectively. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2008 and the audited Consolidated Schedule of Investments as of December 31, 2007 for a breakdown of the Fund’s portfolio holdings.

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of the Fund and the Master Fund, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2008, the Fund and Master Fund incurred Management Fees of $15,177,543, of which $689,981 was payable at December 31, 2008. During the Year Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $7,698,410, of which $943,961 was payable at December 31, 2007. For the Period Ended December 31, 2006, the Fund and Master Fund incurred Management Fees of $3,802,011.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $535,842, of which $15,910 is payable at December 31, 2008. During the Year Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $370,535, of which $128,321 was payable at December 31, 2007. For the Period Ended December 31, 2006, the Fund and Master Fund incurred brokerage fees of $252,361.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.) (“Invesco Aim Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning January 31, 2006 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

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

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157), effective January 1, 2008. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are described below:

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

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2008 and 2007 were $154,620,803 and $84,091,283, respectively, which were restricted and held against initial margin of the open futures contracts.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $1,713,943,642, none of which was restricted and $688,785,759 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2007, the Fund had cash held by the

Commodity Broker of $130,678, all of which was restricted. Restrictions on cash held by broker pertain to the settlement of closed future contracts traded on the London Metals Exchange. There were no cash equivalents held by the Fund as of December 31, 2008 and 2007.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of December 31, 2008, the Fund did not have an amount payable to broker. As of December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $269,938,391, of which the Fund utilized $200,008,381 to purchase United States Treasury Obligations. No net interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $69,930,010 as at December 31, 2007.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2008 and 2007, the futures contracts held by the Fund were in an unrealized depreciation position of $688,785,759 and an unrealized appreciation position of $269,938,391, respectively.

(j)	Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. Prior to July 12, 2006, the Management Fee was 0.95% per annum. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(k)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006, respectively.

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

All organizational and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(n)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2008 and 2007 and for the Period Ended December 31, 2006, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of December 31, 2008:

United States Treasury Obligations (Level 1)	$174,793,945

Commodity Futures Contracts (Level 1)	$(688,785,759)

There were no Level 2 or Level 3 holdings as of December 31, 2008.

(6)	Financial Instrument Risk

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

Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through The Depository Trust Company’s (the “DTC”) book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Master Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

(c)	Share Transactions

The Shares of the Fund commenced trading on the NYSE Alternext on February 3, 2006 and, as of November 25, 2008, are listed on the NYSE Arca under the symbol “DBC”.

Summary of Share Transactions for the Years Ended December 31, 2008, 2007

and for the Period Ended December 31, 2006

	Shares			Amount

	Year Ended		Period Ended December 31, 2006*	Year Ended		Period Ended December 31, 2006*
	December 31, 2008	December 31, 2007		December 31, 2008	December 31, 2007
Shares Sold	37,000,000	22,600,000	30,000,000	$1,213,064,042	$610,932,754	$737,169,128
Upfront Selling Commissions on Shares	—	—	—	—	—	(1,500,000)
Shares Redeemed	(30,000,000)	(2,600,000)	(1,000,000)	(1,101,962,652)	(74,795,720)	(23,280,814)

Net Increase	7,000,000	20,000,000	29,000,000	$111,101,390	$536,137,034	$712,388,314

*	The Fund and the Master Fund commenced investment operations on January 31, 2006 with the initial offering of 2,000,000 Shares to Deutsche Bank Securities Inc. (as the initial Authorized Participant) in exchange for $50,000,000, less a commission of $1,500,000.

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance (not including any allocation related to the reimbursement of organization and offering costs discussed in Note 9 below) are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

A distribution of $0.34 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution to Shareholders of $17,748,000 was paid. On December 30, 2008, the Fund paid $0.34 per General Share, a total distribution of $13.60.

A distribution of $0.76 per Share from net investment income was declared on December 14, 2007 to Shareholders of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution to Shareholders of $36,632,000 was paid. On December 28, 2007, the Fund paid $0.76 per General Share, a total distribution of $30.40.

A distribution of $0.61 per Share from net investment income was declared on December 1, 2006 to Shareholders of record as of the close of business on December 20, 2006, payable on December 29, 2006. On December 29, 2006, the total distribution to Shareholders of $17,446,025 was paid. On December 12, 2006 the Fund paid $0.75 per General Share, a total distribution of $30.00.

(9)	Organizational and Offering Costs

During the initial offering period, an upfront selling commission in an amount equal to 3% was paid to the Authorized Participants. The total cost of selling commissions amounted to $1,500,000 based on an initial public offering of 2,000,000 Shares at $25 per Share. These offering costs have been charged directly to shareholders’ equity.

In addition to the upfront selling commissions, expenses incurred in connection with organizing the Fund, the initial offering of the Shares and the continuous offering of Shares after the commencement of the Master Fund’s trading operations were paid by the Managing Owner. These were subject to reimbursement by the Master Fund, without interest, in 36 monthly payments during each of the first 36 months after the commencement of the Master Fund’s trading operations or following the month in which such expense was paid after operations had commenced.

Organization and offering costs incurred prior to commencement of investment operations amounted to $1,613,218. Upon commencement of operations and the consolidation of the Master Fund Limited Units by the Fund, this liability was consolidated onto the consolidated statement of financial condition of the Fund. An additional $150,400 of ongoing organizational and offering expenses, were paid by the Managing Owner on behalf of the Master Fund from January 31, 2006 (commencement of investment operations) to June 30, 2006.

In order to reflect the reimbursement of organization and offering costs from the Fund to the Managing Owner, the General Shares received an allocation of the Shareholders’ equity. For the year ending December 31, 2006, $185,575 was allocated to the General Shares for the reimbursement of organizational and offering costs by the Fund, which has been paid to the Managing Owner as of December 31, 2006. Pursuant to the profit and loss allocation agreement in the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund discussed above in Note (8), $18 in losses were allocated to the Managing Owner representing its respective proportion of the results for the period from January 31, 2006 (commencement of investment operations) to December 31, 2006, resulting in a total allocation to the General Shares of $185,575. The additional organizational costs of $150,400 incurred to July 12, 2006 were also allocated to the General Shares.

Effective July 12, 2006, the Managing Owner determined to assume all organization and offering expenses both already incurred and not yet paid and to be incurred by the Managing Owner on behalf of the Fund and the Master Fund. The assumption of the organization and offering costs of $1,578,043 is reflected in the accompanying consolidated statement of changes in shareholders equity for the period ended December 31, 2006.

(10)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of December 31, 2008 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(11)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the Years Ended December 31, 2008 and 2007 and the Period Ended December 31, 2006. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized and are shown gross and net of the allocation of Shares equity for organization and offering costs. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a minority interest in the Master Fund. Each Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

	Year Ended		Period Ended December 31, 2006
	December 31, 2008	December 31, 2007
Net Asset Value
Initial offering price per Share	$-	$-	$25.00
Offering Costs			(0.75)

Net Offering			24.25

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(10.05)	6.67	(0.02)
Net investment income	0.35	1.00	0.93

Net income (loss)	(9.70)	7.67	0.91
Distributions of net investment income on Shares	(0.34)	(0.76)	(0.61)

Net increase (decrease)	(10.04)	6.91	0.30
Net asset value per Share, beginning of period	$31.46	$24.55	-

Net asset value per Share, end of period	$21.42	$31.46	$24.55

Market value per Share, beginning of period	$31.56	$24.58	$-

Market value per Share, end of period	$21.19	$31.56	$24.58

Ratio to average Shares*
Net investment income	1.00%	3.75%	3.97%
Allocation of Shareholders’ equity for organization and offering costs	-	-%	(0.04)%

Net investment income after allocation of Shareholders’ equity for organization and offering costs	1.00%	3.75%	3.93%

Total expenses	0.78%	0.78%	0.92%
Allocation of Shareholders’ equity for organization and offering costs	-	-%	0.04

Total expenses after allocation of Shareholders’ equity for organization and offering costs.	0.78%	0.78%	0.96%

Total Return, at net asset value**	(30.83)%	31.24%	0.64%

Total Return, at market value**	(31.78)%	31.49%	0.76%

*	Percentages are annualized.
**	Percentages are not annualized and for the Period Ended December 31, 2006 are calculated based on initial offering price upon commencement of investment operations of $25.00.

(12)	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement No. 160). Statement No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement No. 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement No. 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement No. 161). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of Statement No. 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

At this time, management is evaluating the implications of these Statements and their impact on the financial statements has not yet been determined.

(13)	Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 157, Fair Value Measurements (Statement No. 157). Statement No. 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Fund adopted Statement No. 157 on January 1, 2008, and has determined that the application of this Statement did not have any impact on its results of operation and financial position.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007, and has determined that the application of this Statement did not have any impact on its results of operations and financial position.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Kevin Rich, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 38 of this Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2008, as stated in their report on page 39 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position

Kevin Rich	48	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	42	Principal Financial Officer
Martin Kremenstein	32	Chief Operating Officer, Chief Investment Officer, Vice President and Member of the Board of Managers
Hans Ephraimson	44	Member of the Board of Managers

Kevin Rich joined Deutsche Bank AG in June 2003 and serves as a Managing Director in the Global Markets Investment Products Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Rich serves as an associated person, principal, Managing Director, and Chief Executive Officer of the Managing Owner and as an associated person of Deutsche Bank Securities Inc. Mr. Rich has been a principal and associated person of the Managing Owner since June 3, 2005 and June 10, 2005, respectively, and a member of the NFA since June 16, 2005. Mr. Rich served as the Principal Financial Officer of the Managing Owner from April 2007 through April 2008. Prior to joining Deutsche Bank, Mr. Rich was a Regional Vice President from November 2002 through May 2003 in Product Distribution for Claymore Securities, Inc. (“Claymore”), responsible for distribution of closed-end funds and unit investment trusts in the State of New York. Mr. Rich acted as an independent product development consultant prior to joining Claymore (August through October, 2002). From January 2000 through July 2002, Mr. Rich worked at Lehman Brothers, Inc. Mr. Rich served in several roles supporting the equities, fixed income and investment banking product lines. Mr. Rich received his MBA in Finance from the New York University Leonard N. Stern School of Business in 1996 and his Bachelors of Science in Business Administration from Taylor University in Upland, Indiana in 1983.

Michael Gilligan joined Deutsche Bank AG in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Principal Financial Officer of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse from September 1998 to March 2008 and held a number of positions in finance; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group from May 2007 to March 2008. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

Martin Kremenstein joined Deutsche Bank AG in August 2006, and serves as a Vice President in the Global Markets Investment Products Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Kremenstein serves as the Chief Operating Officer, Chief Investment Officer and Vice President of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and a member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Hans Ephraimson joined Deutsche Bank AG in June 1986 and is a Managing Director in the North American Structured Sales and Global Markets Investment Products Group. Mr. Ephraimson has also been a Desk Head for foreign exchange in Deutsche Bank AG’s Institutional Clients Group for North America since January 1999. Mr. Ephraimson serves as a member of the Board of Managers of the Managing Owner. Mr. Ephraimson has been a principal of the Managing Owner since July 9, 2008. Mr. Ephraimson received his Bachelors of Science from Syracuse University in 1986 and an MBA from Columbia University in 1995.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://sec.gov/Archives/edgar/data/1159508/000095012306003563/y18643e20vf.htm.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.75% (0.75% annually) of the daily net asset value per Share at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $15,177,543 of which $14,487,562 had been paid at December 31, 2008.

As of the Year Ended December 31, 2007, the Fund has incurred Management Fees of $7,698,410 of which $6,754,449 had been paid at December 31, 2007.

From its inception to December 31, 2006, the Fund has incurred Management Fees of $3,802,011 and reimbursed organizational costs of $185,575 of which $3,347,731 and $185,575 had been paid, respectively, at December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2008, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Kevin Rich	200	Less than 0.01%
	Martin Kremenstein	100	Less than 0.01%
	Directors and Officers of DB Commodity Services LLC as a group	300	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007

Audit Fees	$146,956	$249,375
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$146,956	$249,375

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by KPMG LLP to the Fund described above. The Managing Owner pre-approves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 37 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.1.1	Amendment No. 1 to Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [5]

4.1.2	Amendment No. 2 to Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [5]

4.1.3	Amendment No. 3 to Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [5]

4.2	Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant [4]

4.2.1	Amendment No. 1 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant [5]

4.2.2		Amendment No. 2 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant [5]

4.3		Form of Participant Agreement [2]

10.1		Form of Escrow Agreement [4]

10.2		Form of Customer Agreement between DB Commodity Index Tracking Master Fund and Deutsche Bank Securities Inc. [1]

10.3		Form of Administration Agreement [1]

10.4		Form of Global Custody Agreement [1]

10.5		Form of Transfer Agency and Service Agreement [1]

10.6		Form of Distribution Services Agreement [1]

10.7		AIM Second Amended and Restated Marketing Agreement [6]

23.1		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1		Prospectus filed by the registrant on May 1, 2007 as supplemented on January 30, 2008 and February 19, 2008 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-141631) [7]

99.2		Prospectus filed by the registrant on May 1, 2008 as supplemented on July 14, 2008 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-141631) [7]

	1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1, SEC Registration Number 333-125325, on August 5, 2005 and incorporated herein by reference.

	2	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1, SEC Registration Number 333-125325, on September 13, 2005 and incorporated herein by reference.

	3	Previously filed as an exhibit to Pre-Effective Amendment No. 4 to Form S-1, SEC Registration Number 333-125325, on October 26, 2005 and incorporated herein by reference.

	4	Previously filed as an exhibit to Pre-Effective Amendment No. 5 to Form S-1, SEC Registration Number 333-125325, on December 21, 2005 and incorporated herein by reference.

	5	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1, SEC Registration Number 333-125325, on August 10, 2006 and incorporated herein by reference.

	6	Previously filed as an exhibit to Registration Statement on Form S-1, SEC Registration Number 333-141631, on March 28, 2007 and incorporated herein by reference.

	7	Previously filed on their respective filing dates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Managing Director and Chief Executive Officer

		By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Commodity Index Tracking Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/s/ Kevin Rich
		Name:	Kevin Rich
		Title:	Managing Director and Chief Executive Officer

Dated: February 23, 2009		By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer