Form 10-Q
period 2009-03-31
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2009-05-08
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	30-0317551
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2009: 84,800,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2009

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2009 (unaudited) and December 31, 2008

	2009	2008

Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $1,663,541,929 and $174,784,186, respectively)	$1,663,574,216	$174,793,945
Cash held by broker	805,046,179	1,713,943,642
Net unrealized depreciation on futures contracts	(755,195,016)	(688,785,759)

Deposits with broker	1,713,425,379	1,199,951,828
Receivable for Shares issued	4,038,934	-
Other assets	1,000	1,000

Total assets	$1,717,465,313	$1,199,952,828

Liabilities
Payable for securities purchased	3,998,867	-
Management fee payable	948,291	689,981
Brokerage fee payable	7,379	15,910

Total liabilities	$4,954,537	$705,891

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(192)	(143)

Total General shares	808	857

Shares:
Paid in capital - 84,800,000 and 56,000,000 redeemable shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,948,266,810	1,359,626,738
Accumulated deficit	(235,757,650)	(160,381,515)

Total Shares	1,712,509,160	1,199,245,223

Total shareholders’ equity	1,712,509,968	1,199,246,080

Non-controlling interest in consolidated subsidiary - related party	808	857

Total equity	1,712,510,776	1,199,246,937

Total liabilities and equity	$1,717,465,313	$1,199,952,828

Net asset value per share
General shares	$20.20	$21.43
Shares	$20.19	$21.42

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value

United States Treasury Obligations
U.S. Treasury Bills, 0.13% due April 9, 2009	50.68%	$867,980,036	$868,000,000
U.S. Treasury Bills, 0.23% due April 16, 2009	0.79	13,499,298	13,500,000
U.S. Treasury Bills, 0.05% due April 23, 2009	5.84	99,991,400	100,000,000
U.S. Treasury Bills, 0.17% due April 30, 2009	5.51	94,287,269	94,300,000
U.S. Treasury Bills, 0.22% due May 7, 2009	4.55	77,987,910	78,000,000
U.S. Treasury Bills, 0.18% due May 14, 2009	1.93	32,993,499	33,000,000
U.S. Treasury Bills, 0.21% due May 21, 2009	0.23	3,999,156	4,000,000
U.S. Treasury Bills, 0.30% due May 28, 2009	4.09	69,980,610	70,000,000
U.S. Treasury Bills, 0.28% due June 4, 2009	0.64	10,996,381	11,000,000
U.S. Treasury Bills, 0.24% due June 11, 2009	4.61	78,971,639	79,000,000
U.S. Treasury Bills, 0.25% due June 18, 2009	10.04	171,940,316	172,000,000
U.S. Treasury Bills, 0.23% due June 25, 2009	8.23	140,946,702	141,000,000

Total United States Treasury Obligations (cost $1,663,541,929)	97.14%	$1,663,574,216

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value

Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (4,864 contracts, settlement date November 16, 2009)	(4.09)%	$(70,013,306)
Corn (10,379 contracts, settlement date December 14, 2009)	(0.15)	(2,612,163)
Light, Sweet Crude Oil (10,634 contracts, settlement date June 22, 2009)	(24.43)	(418,297,650)
Gold (2,760 contracts, settlement date June 26, 2009)	1.59	27,255,640
Heating Oil (4,766 contracts, settlement date May 29, 2009)	(12.63)	(216,316,262)
Wheat (8,197 contracts, settlement date July 14, 2009)	(4.39)	(75,211,275)

Net Unrealized Depreciation on Futures Contracts	(44.10)%	$(755,195,016)

Net unrealized depreciation is comprised of unrealized losses of $794,497,953 and unrealized gains of $39,302,937.

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

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended

	March 31, 2009	March 31, 2008

Income
Interest Income	$376,713	$12,923,071

Expenses
Management fee	2,486,154	3,647,572
Brokerage commissions and fees	110,190	89,074

Total expenses	2,596,344	3,736,646

Net investment income	(2,219,631)	9,186,425

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(18,153)	265,889
Futures	(6,751,720)	36,761,037

Net realized gain (loss)	(6,769,873)	37,026,926

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	22,528	821,366
Futures	(66,409,257)	192,417,133

Net change in unrealized gain (loss)	(66,386,729)	193,238,499

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(73,156,602)	230,265,425

Net Income (Loss)	$(75,376,233)	$239,451,850

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	49	(436)

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund and Subsidiary	$(75,376,184)	$239,451,414

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares

	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at January 1, 2009	40	$1,000	$ (143)	$857	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,080	$857	$1,199,246,937
Sale of Shares					29,400,000	599,900,796		599,900,796	599,900,796		599,900,796
Redemption of Shares					(600,000)	(11,260,724)		(11,260,724)	(11,260,724)		(11,260,724)
Net Loss
Net investment income (loss)			(1)	(1)			(2,219,629)	(2,219,629)	(2,219,630)	(1)	(2,219,631)
Net realized loss on United States Treasury Obligations and Futures			(4)	(4)			(6,769,865)	(6,769,865)	(6,769,869)	(4)	(6,769,873)
Net change in unrealized loss on United States Treasury Obligations and Futures			(44)	(44)			(66,386,641)	(66,386,641)	(66,386,685)	(44)	(66,386,729)

Net Loss			(49)	(49)			(75,376,135)	(75,376,135)	(75,376,184)	(49)	(75,376,233)

Balance at March 31, 2009	40	$1,000	$ (192)	$808	84,800,000	$1,948,266,810	$(235,757,650)	$1,712,509,160	$1,712,509,968	$808	$1,712,510,776

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2008

	General Shares				Shares

	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non- controlling Interest	Total Equity

Balance at January 1, 2008	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422	$1,000	$1,541,679,422
Sale of Shares					17,200,000	597,234,134		597,234,134	597,234,134		597,234,134
Redemption of Shares					(3,600,000)	(130,744,472)		(130,744,472)	(130,744,472)		(130,744,472)
Net Income
Net investment income			7	7			9,186,401	9,186,401	9,186,408	17	9,186,425
Net realized gain on United States Treasury Obligations and Futures			23	23			37,026,846	37,026,846	37,026,869	57	37,026,926
Net change in unrealized gain on United States Treasury Obligations and Futures			147	147			193,237,990	193,237,990	193,238,137	362	193,238,499

Net Income			177	177			239,451,237	239,451,237	239,451,414	436	239,451,850

Balance at March 31, 2008	40	$1,000	$436	$1,436	62,600,000	$1,715,015,010	$532,603,052	$2,247,618,062	$2,247,619,498	$1,436	$2,247,620,934

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended

	March 31, 2009	March 31, 2008

Cash flow provided by operating activities:
Net Income (Loss)	$(75,376,233)	$239,451,850
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cost of securities purchased	(1,767,159,017)	(2,388,084,682)
Proceeds from securities sold and matured	278,763,534	1,637,219,010
Net accretion of discount on United States Treasury Obligations	(380,413)	(12,566,832)
Net realized (gain) loss on United States Treasury Obligations	18,153	(265,889)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	66,386,729	(193,238,499)
Increase in restricted cash	-	(1,607,810)
Change in operating receivables and liabilities:
Receivable for shares issued	(4,038,934)	6,292,540
Payable for securities purchased	3,998,867	(5,956,083)
Payable to broker	-	250,559,168
Management fee payable	258,310	1,664,661
Brokerage fee payable	(8,531)	42,904

Net cash used for operating activities	(1,497,537,535)	(466,489,662)

Cash flows from financing activities:
Proceeds from sale of Shares	599,900,796	597,234,134
Redemption of Shares	(11,260,724)	(130,744,472)

Net cash provided by financing activities	588,640,072	466,489,662

Net change in cash held by broker	(908,897,463)	-

Cash held by broker at beginning of period	1,713,943,642	-

Cash held by broker at end of period	$805,046,179	$-

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2009

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Fund and the Master Fund commenced investment operations on January 31, 2006. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This report covers the three months ended March 31, 2009 and 2008 (hereinafter referred to as the “Three Months Ended March 31, 2009” and the “Three Months Ended March 31, 2008”, respectively).

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ (“DBLCI-OY ER™”, or the “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

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

The Fund does not employ leverage. As of March 31, 2009 and December 31, 2008, the Fund had $1,713,425,379 (or 100%) and $1,199,951,828 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $196,816,926 (or 11.49%) and $154,620,803 (or 12.88%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2009 and December 31, 2008. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements, Wilmington Trust Company, the trustee of the Fund and Master Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $2,486,154 and $3,647,572, respectively. As of March 31, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $948,291 and $689,981, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. For the Three Months Ended March 31, 2009 and 2008, the Fund and Master Fund incurred brokerage fees of $110,190 and $89,074, respectively. As of March 31, 2009 and December 31, 2008, brokerage fees payable to the Commodity Broker were $7,379 and $15,910, respectively.

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

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

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

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (the “CFTC”) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2009 and December 31, 2008 was $196,816,926 and $154,620,803, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional of United States Treasury Obligations which was unpaid as of March 31, 2009. As a result, a payable for securities purchased is reported for $3,998,867. There was no was no payable for securities purchased at December 31, 2008.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of March 31, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $805,046,179 and $1,713,943,642, respectively, of which $755,195,016 and $688,785,759 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively. There were no cash equivalents held by the Fund as of March 31, 2009 and December 31, 2008.

(g)	Income Taxes

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

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2006
State of New York	2006
New York City	2006
State of Florida	2006
State of Georgia	2006
State of Maine	2006
State of Missouri	2006
State of New Jersey	2006
State of Oregon	2006
State of Pennsylvania	2006
State of Utah	2006
State of West Virginia	2006

(h)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2009 and December 31, 2008, the futures contracts held by the Fund were in an unrealized depreciation position of $755,195,016 and $688,785,759, respectively.

(i)	Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2009 and 2008.

(k)	Routine Operational, Administrative and Other Ordinary Expenses

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

(l)	Organizational and Offering Costs

All organizational and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of March 31, 2009:

United States Treasury Obligations (Level 1)	$1,663,574,216
Commodity Futures Contracts (Level 1)	$(755,195,016)

There were no Level 2 or Level 3 holdings as of March 31, 2009.

(6)	Financial Instrument Risk

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

[Remainder of page left blank intentionally.]

(c)	Share Transactions

The Fund and the Master Fund commenced investment operations on January 31, 2006. The Shares commenced trading on the NYSE Alternext on February 3, 2006 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

Summary of Share Transactions for the Three Months Ended March 31, 2009 and 2008

	Shares		Paid in Capital

	Three Months Ended		Three Months Ended

	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Shares Sold	29,400,000	17,200,000	$599,900,796	$597,234,134

Shares Redeemed	(600,000)	(3,600,000)	(11,260,724)	(130,744,472)

Net Increase	28,800,000	13,600,000	$588,640,072	$466,489,662

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of March 31, 2009, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the Three Months Ended March 31, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Limited Units. The Fund is the majority Master Fund Limited Unit owner and the Managing Owner holds a non-controlling interest in the Master Fund. Each Share issued by the Fund correlates with the Master Fund Limited Unit issued by the Master Fund and held by the Fund.

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

	Three Months Ended

	March 31, 2009	March 31, 2008

Net Asset Value
Net asset value per Share, beginning of period	$ 21.42	$ 31.46
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.20)	$ 4.28
Net investment income (loss)	(0.03)	0.16

Net income (loss)	(1.23)	4.44

Net asset value per Share, end of period	$ 20.19	$ 35.90

Market value per Share, beginning of period	$ 21.19	$ 31.56

Market value per Share, end of period	$ 20.00	$ 35.77

Ratio to average Shares*
Net investment income (loss)	(0.66)%	1.88%
Total expenses	0.78%	0.76%

Total Return, at net asset value **	(5.74)%	14.11%

Total Return, at market value **	(5.62)%	13.34%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement No. 160). Statement No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The Fund adopted Statement No. 160 on January 1, 2009.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement No. 161). Statement No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Fund adopted Statement No. 161 on January 1, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Commodity Index Tracking Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ (the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a group of commodity futures on U.S. and non-U.S. markets.

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Master Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, each Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

Under the Amended and Restated Declaration of Trust and Trust Agreements of each of the Fund and the Master Fund (the “Trust Agreements”), Wilmington Trust Company, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This Report covers the three months ended March 31, 2009 and 2008 (hereinafter referred to as the “Three Months Ended March 31, 2009” and the “Three Months Ended March 31, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OYTR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns.

The following chart highlights the results of the DBLCI-OYTR™ for the Three Months Ended March 31, 2009 and 2008. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for

the Three Months Ended March 31, 2009 and 2008

Underlying Index	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
DB Crude Oil Indices	(2.64)%	7.88%
DB Heating Oil Indices	(9.26)%	13.51%
DB Aluminum Indices	(11.33)%	21.36%
DB Gold Indices	4.43%	8.69%
DB Corn Indices	(3.44)%	23.34%
DB Wheat Indices	(13.96)%	21.45%
TOTAL RETURNS	(5.47)%	14.11%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OYTR™. The only difference between the Index and the DBLCI-OYTR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OYTR™ does include such a component. The difference between the Index and the DBLCI-OYTR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s total return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OYTR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding FASB Statement No. 157.

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

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Shares to Authorized Participants. (Authorized Participants may then subsequently redeem such Shares). The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets are held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

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

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

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

Operating Activities

Net cash flow used for operating activities was $1,497.5 million and $466.5 million for the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2009, $1,767.2 million was paid to purchase United States Treasury Obligations and $278.8 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2008, $2,388.1 million was paid to purchase United States Treasury Obligations and $1,637.2 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $66.4 million and increased by $193.2 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $588.6 million and $466.5 million during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively. This included $600.0 million and $597.2 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008.

The Fund was launched on February 3, 2006 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from February 3, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ (the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBC”), (ii) the Fund’s NAV (as reflected by the graph “DBCNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBLCIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

[Remainder of page left blank intentionally.]

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE THREE MONTHS

ENDED MARCH 31, 2009 AND 2008

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: -”RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Fund Share Price Performance

For the Three Months Ended March 31, 2009, the NYSE Arca market value of each Share decreased 5.62% from $21.19 per Share to $20.00 per Share. The Share price high and low for the Three Months Ended March 31, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a high of $22.74 per Share (+7.31%) on January 6, 2009 to a low of $18.15 per Share (-14.35%) on March 2, 2009.

For the Three Months Ended March 31, 2008, the NYSE Alternext market value of each Share increased 13.34% from $31.56 per Share to $35.77 per Share. The Share price low and high for the Three Months Ended March 31, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $30.72 per Share (-2.66%) on January 23, 2008 to a high of $38.95 per Share (+23.42%) on March 13, 2008.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2009, the net asset value of each Share decreased 5.74% from $21.42 per Share to $20.19 per Share. Falling futures contracts prices for crude oil, heating oil, aluminum, corn and wheat were partially offset by higher futures contract prices for gold during the Three Months Ended March 31, 2009 contributing to an overall 5.47% decrease in the level of the DBLCI-OYTR™.

Net loss for the Three Months Ended March 31, 2009 was $75.4 million, resulting from $0.4 million of interest income, realized and unrealized losses of $73.2 million, and operating expenses of $2.6 million.

For the Three Months Ended March 31, 2008, the net asset value of each Share increased 14.11% from $31.46 per share to $35.90 per Share. Strong appreciation in the prices of crude oil, heating oil, gold, corn, aluminum and wheat during the Three Months Ended March 31, 2008, contributed to an overall 14.11% increase in the level of the DBLCI-OYTR™.

Net income for the Three Months Ended March 31, 2008 was $239.4 million, resulting from $12.9 million of interest income, realized and unrealized gains of $230.2 million and operating expenses of $3.7 million.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of March 31, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	12,465,749	0.73%	9
WTI Crude Oil	June 2009	61,993,492	3.63%	7
Gold	June 2009	8,171,172	0.48%	7
Heating Oil	May 2009	25,993,436	1.52%	8
Aluminum	November 2009	9,558,052	0.56%	8
Wheat	July 2009	12,909,071	0.76%	10
Aggregate/Total		103,511,331	6.06%	5

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	8,458,411	0.71%	8
WTI Crude Oil	June 2009	33,189,511	2.77%	11
Gold	June 2009	5,485,483	0.46%	9
Heating Oil	May 2009	15,326,574	1.28%	9
Aluminum	November 2009	6,599,504	0.55%	9
Wheat	July 2009	9,917,241	0.83%	9
Aggregate/Total		61,867,926	5.16%	9

*The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2009 by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.            OTHER INFORMATION

Item 1.      Legal Proceedings.

Not Applicable.

Item 1A.  Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed February 24, 2009.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

(a)        There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b)        The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-125325) was declared effective on January 17, 2006 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 was declared effective on August 14, 2006, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-141631) was declared effective on May 1, 2007 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-150217) was declared effective on May 1, 2008 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No.: 333-150217) was declared effective on April 15, 2009, which also contained this information. A Registration Statement on Form S-3 was filed and declared effective on April 23, 2009, which also contained this information. The Shares commenced trading on the NYSE Alternext on February 3, 2006 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies. The Shares commenced trading on the NYSE Alternext on February 3, 2006 and, as of November 25, 2008, are listed for trading on the NYSE Arca.

For the Three Months Ended March 31, 2009, 29.4 million Shares were created for $600.0 million and 0.6 million Shares were redeemed for $11.3 million. On March 31, 2009, 84.8 million Shares of the Fund were outstanding for a market capitalization of $1,696.0 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2009	600,000	$18.77
Three Months Ended March 31, 2008	3,600,000	$36.32

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

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Commodity Index Tracking Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Hans Ephraimson
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: May 8, 2009	By:	/s/ Michael Gilligan
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1