Form 10-Q
period 2009-06-30
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2009-07-31
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ✓   No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No ✓

Indicate the number of outstanding Shares as of June 30, 2009: 132,600,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2009

i

PART I.            FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2009 (unaudited) and December 31, 2008

	June 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $2,837,331,432 and $174,784,186, respectively)	$2,837,332,845	$174,793,945
Cash held by broker	252,116,969	1,713,943,642
Net unrealized depreciation on futures contracts	(109,513,703)	(688,785,759)

Deposits with broker	2,979,936,111	1,199,951,828
Receivable for Shares issued	8,985,376	-
Other assets	1,000	1,000

Total assets	$2,988,922,487	$1,199,952,828

Liabilities
Payable for Shares redeemed	$4,492,688	$-
Payable for securities purchased	3,998,394	-
Management fee payable	1,775,594	689,981
Brokerage fee payable	524	15,910

Total liabilities	10,267,200	705,891

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(102)	(143)

Total General shares	898	857

Shares:
Paid in capital - 132,600,000 and 56,000,000 redeemable Shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3,000,244,358	1,359,626,738
Accumulated deficit	(21,590,867)	(160,381,515)

Total Shares	2,978,653,491	1,199,245,223

Total shareholders’ equity	2,978,654,389	1,199,246,080

Non-controlling interest in consolidated subsidiary - related party	898	857

Total Equity	2,978,655,287	1,199,246,937

Total liabilities and equity	$2,988,922,487	$1,199,952,828

Net asset value per share
General shares	$22.45	$21.43
Shares	$22.46	$21.42

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.05% due July 2, 2009	5.10%	$151,999,848	$152,000,000
U.S. Treasury Bills, 0.075% due July 9, 2009	30.79	916,982,577	917,000,000
U.S. Treasury Bills, 0.095% due July 16, 2009	1.39	41,498,133	41,500,000
U.S. Treasury Bills, 0.15% due July 23, 2009	4.03	119,991,240	120,000,000
U.S. Treasury Bills, 0.16 % due July 30, 2009	4.01	119,284,968	119,300,000
U.S. Treasury Bills, 0.17% due August 6, 2009	4.03	119,982,600	120,000,000
U.S. Treasury Bills, 0.13% due August 13, 2009	9.97	296,942,382	297,000,000
U.S. Treasury Bills, 0.18% due August 20, 2009	3.02	89,980,380	90,000,000
U.S. Treasury Bills, 0.175% due August 27, 2009	6.34	188,957,475	189,000,000
U.S. Treasury Bills, 0.15% due September 3, 2009	3.86	114,970,330	115,000,000
U.S. Treasury Bills, 0.19% due September 10, 2009	7.12	211,931,100	212,000,000
U.S. Treasury Bills, 0.16% due September 17, 2009	6.81	202,920,018	203,000,000
U.S. Treasury Bills, 0.195% due September 24, 2009	8.79	261,891,794	262,000,000

Total United States Treasury Obligations (cost $2,837,331,432)	95.26%	$2,837,332,845

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (7,605 contracts, settlement date November 16, 2009)	(1.36)%	$(40,380,144)
Corn (16,229 contracts, settlement date December 14, 2009)	(1.95)	(58,180,013)
Light, Sweet Crude Oil (4,153 contracts, settlement date June 21, 2010)	(0.21)	(6,267,320)
Light, Sweet Crude Oil (10,815 contracts, settlement date June 22, 2010)	(0.05)	(1,611,860)
Gold (400 contracts, settlement date, February 24, 2010)	(0.02)	(596,460)
Gold (3,878 contracts, settlement date April 28, 2010)	0.12	3,540,450
Heating Oil (576 contracts, settlement date April 30, 2010)	(0.03)	(755,504)
Heating Oil (5,587 contracts, settlement date May 28, 2010)	1.89	56,337,498
Wheat (10,999 contracts, settlement date July 14, 2010)	(2.06)	(61,445,263)
Wheat KCB (207 contracts, settlement date July 14, 2010)	(0.01)	(155,087)

Net Unrealized Depreciation on Futures Contracts	(3.68)%	$(109,513,703)

Net unrealized depreciation is comprised of unrealized losses of $189,560,686 and unrealized gains of $80,046,983.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	0.79%	$9,499,953	$9,500,000
U.S. Treasury Bills, 0.65% due January 22, 2009	3.34	39,999,840	40,000,000
U.S. Treasury Bills, 0.03% due January 29, 2009	1.78	21,299,531	21,300,000
U.S. Treasury Bills, 0.53% due February 05, 2009	2.50	29,999,190	30,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	0.75	8,999,712	9,000,000
U.S. Treasury Bills, 0.15% due February 19, 2009	0.33	3,999,868	4,000,000
U.S. Treasury Bills, 0.15% due February 26, 2009	2.00	23,998,944	24,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	2.67	31,997,472	32,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	0.42	4,999,435	5,000,000

Total United States Treasury Obligations (cost $174,784,186)	14.58%	$174,793,945

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Aluminum (3,212 contracts, settlement date November 16, 2009)	(4.50)%	$(54,038,632)
Corn (6,854 contracts, settlement date December 14, 2009)	0.07	878,113
Light, Sweet Crude Oil (7,022 contracts, settlement date June 22, 2009)	(34.32)	(411,542,490)
Gold (1,823 contracts, settlement date June 26, 2009)	1.64	19,647,490
Heating Oil (3,147 contracts, settlement date May 29, 2009)	(16.39)	(196,562,915)
Wheat (5,413 contracts, settlement date July 14, 2009)	(3.93)	(47,167,325)

Net Unrealized Depreciation on Futures Contracts	(57.43)%	$(688,785,759)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2009 and 2008 and Six Months Ended June 30, 2009 and 2008

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income

Interest Income, net	$901,785	$10,202,048	$1,278,498	$23,125,119

Expenses
Management Fee	4,369,492	4,945,463	6,855,646	8,593,035
Brokerage Commissions and Fees	359,079	277,516	469,269	366,590

Total Expenses	4,728,571	5,222,979	7,324,915	8,959,625

Net investment income (loss)	(3,826,786)	4,979,069	(6,046,417)	14,165,494

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures

Net Realized Gain (Loss) on
United States Treasury Obligations	1,444	29,091	(16,709)	294,980
Futures	(427,658,134)	581,624,892	(434,409,854)	618,385,929

Net realized gain (loss)	(427,656,690)	581,653,983	(434,426,563)	618,680,909

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(30,874)	(1,021,394)	(8,346)	(200,028)
Futures	645,681,313	3,291,026	579,272,056	195,708,159

Net change in unrealized gain (loss)	645,650,439	2,269,632	579,263,710	195,508,131

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	217,993,749	583,923,615	144,837,147	814,189,040

Net Income	$214,166,963	$588,902,684	$138,790,730	$828,354,534

Less: net (income) attributed to the non-controlling interest in consolidated subsidiary - related party	(90)	(362)	(41)	(798)

Net Income Attributable to PowerShares DB Commodity Index Tracking Fund and Subsidiary	$214,166,873	$588,902,322	$138,790,689	$828,353,736

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2009	40	$1,000	$(192)	$808	84,800,000	$1,948,266,810	$(235,757,650)	$1,712,509,160	$1,712,509,968	$808	$1,712,510,776
Sale of Shares					48,200,000	1,060,374,076		1,060,374,076	1,060,374,076		1,060,374,076
Redemption of Shares					(400,000)	(8,396,528)		(8,396,528)	(8,396,528)		(8,396,528)
Net Income:
Net investment loss			(2)	(2)			(3,826,782)	(3,826,782)	(3,826,784)	(2)	(3,826,786)
Net realized loss on United States Treasury Obligations and Futures			(156)	(156)			(427,656,378)	(427,656,378)	(427,656,534)	(156)	(427,656,690)
Net change in unrealized gain on United States Treasury Obligations and Futures			248	248			645,649,943	645,649,943	645,650,191	248	645,650,439

Net Income			90	90			214,166,783	214,166,783	214,166,873	90	214,166,963

Balance at June 30, 2009	40	$1,000	$(102)	$898	132,600,000	$3,000,244,358	$(21,590,867)	$2,978,653,491	$2,978,654,389	$898	$2,978,655,287

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at April 1, 2008	40	$1,000	$436	$1,436	62,600,000	$1,715,015,010	$532,603,052	$2,247,618,062	$2,247,619,498	$1,436	$2,247,620,934
Sale of Shares					6,800,000	266,973,168		266,973,168	266,973,168		266,973,168
Redemption of Shares					(3,400,000)	(137,159,774)		(137,159,774)	(137,159,774)		(137,159,774)
Net Income:
Net investment income			3	3			4,979,063	4,979,063	4,979,066	3	4,979,069
Net realized gain on United States Treasury Obligations and Futures			358	358			581,653,267	581,653,267	581,653,625	358	581,653,983
Net change in unrealized gain on United States Treasury Obligations and Futures			1	1			2,269,630	2,269,630	2,269,631	1	2,269,632

Net Income			362	362			588,901,960	588,901,960	588,902,322	362	588,902,684

Balance at June 30, 2008	40	$1,000	$798	$1,798	66,000,000	$1,844,828,404	$1,121,505,012	$2,966,333,416	$2,966,335,214	$1,798	$2,966,337,012

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2009	40	$1,000	$(143)	$857	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,080	$857	$1,199,246,937
Sale of Shares					77,600,000	1,660,274,872		1,660,274,872	1,660,274,872		1,660,274,872
Redemption of Shares					(1,000,000)	(19,657,252)		(19,657,252)	(19,657,252)		(19,657,252)
Net Income:
Net investment loss			(3)	(3)			(6,046,411)	(6,046,411)	(6,046,414)	(3)	(6,046,417)
Net realized loss on United States Treasury Obligations and Futures			(160)	(160)			(434,426,243)	(434,426,243)	(434,426,403)	(160)	(434,426,563)
Net change in unrealized gain on United States Treasury Obligations and Futures			204	204			579,263,302	579,263,302	579,263,506	204	579,263,710

Net Income			41	41			138,790,648	138,790,648	138,790,689	41	138,790,730

Balance at June 30, 2009	40	$1,000	$(102)	$898	132,600,000	$3,000,244,358	$(21,590,867)	$2,978,653,491	$2,978,654,389	$898	$2,978,655,287

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non- controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2008	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422	$1,000	$1,541,679,422
Sale of Shares					24,000,000	864,207,302		864,207,302	864,207,302		864,207,302
Redemption of Shares					(7,000,000)	(267,904,246)		(267,904,246)	(267,904,246)		(267,904,246)
Net Income:
Net investment income			10	10			14,165,464	14,165,464	14,165,474	20	14,165,494
Net realized gain on United States Treasury Obligations and Futures			381	381			618,680,113	618,680,113	618,680,494	415	618,680,909
Net change in unrealized gain on United States Treasury Obligations and Futures			148	148			195,507,620	195,507,602	195,507,768	363	195,508,131

Net Income			539	539			828,353,197	828,353,197	828,353,736	798	828,354,534

Balance at June 30, 2008	40	$1,000	$798	$1,798	66,000,000	$1,844,828,404	$1,121,505,012	$2,966,333,416	$2,966,335,214	$1,798	$2,966,337,012

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flow provided by operating activities:
Net Income	$138,790,730	$828,354,534
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(4,603,842,221)	(5,104,478,541)
Proceeds from securities sold and matured	1,942,562,261	3,886,446,395
Net accretion of discount on United States Treasury Obligations	(1,283,995)	(22,367,003)
Net realized (gain) loss on United States Treasury Obligations	16,709	(294,980)
Net change in unrealized gain on United States Treasury Obligations and futures	(579,263,710)	(195,508,131)
Increase in restricted cash	-	(3,261,360)
Change in operating receivables and liabilities:
Receivable for Shares issued	(8,985,376)	(2,696,346)
Payable for securities purchased	3,998,394	3,006,937
Payable for Shares redeemed	4,492,688	-
Payable to broker	-	13,663,808
Management fee payable	1,085,613	791,350
Brokerage fee payable	(15,386)	40,281

Net cash used for operating activities	(3,102,444,293)	(596,303,056)

Cash flows from financing activities:
Proceeds from sale of Shares	1,660,274,872	864,207,302
Redemption of Shares	(19,657,252)	(267,904,246)

Net cash provided by financing activities	1,640,617,620	596,303,056

Net change in cash held by broker	(1,461,826,673)	-
Unrestricted cash held by broker at beginning of period	1,713,943,642	-

Unrestricted cash held by broker at end of period	$252,116,969	$-

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2009

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

This report covers the three months ended June 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended June 30, 2009” and the “Three Months Ended June 30, 2008”, respectively) and the six months ended June 30, 2009 and 2008 (hereinafter referred to as the “Six Months Ended June 30, 2009” and the “Six Months Ended June 30, 2008”, respectively).

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

The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index, or the Index Commodities, are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin and for investment. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Master Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index.

The Fund does not employ leverage. As of June 30, 2009 and December 31, 2008, the Fund had $2,979,936,111 (or 100%) and $1,199,951,828 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $264,043,360 (or 8.86%) and $154,620,803 (or 12.88%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2009 and December 31,

2008. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $4,369,492 and $4,945,463, respectively. Management Fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $6,855,646 and $8,593,035, respectively. As of June 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $1,775,594 and $689,981, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $359,079 and $277,516, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2009 and 2008 by the Fund and the Master Fund were $469,269 and $366,590, respectively. As of June 30, 2009 and December 31, 2008, brokerage fees payable were $524 and $15,910, respectively.

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

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2009 and December 31, 2008 was $264,043,360 and $154,620,803, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $4,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2009. As a result, a payable for securities purchased is reported for $3,998,394. There was no amount payable for securities purchased as of December 31, 2008.

(f)	Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of June 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $252,116,969 and $1,713,943,642, respectively, of which $109,513,703 and $688,785,759 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively. There were no cash equivalents held by the Fund as of June 30, 2009 and December 31, 2008.

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

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized depreciation position of $109,513,703 and $688,785,759, respectively.

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

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008.

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

(m)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See Note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$2,837,332,845	$174,793,945
Commodity Futures Contracts (Level 1)	$(109,513,703)	$(688,785,759)

There were no Level 2 or Level 3 holdings as of June 30, 2009 and December 31, 2008.

(6)	Financial Instrument Risk

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

Summary of Share Transactions for the Three Months Ended June 30, 2009 and 2008

and Six Months Ended June 30, 2009 and 2008

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Shares Sold	48,200,000	6,800,000	$1,060,374,076	$266,973,168	77,600,000	24,000,000	$1,660,274,872	$864,207,302
Shares Redeemed	(400,000)	(3,400,000)	(8,396,528)	(137,159,774)	(1,000,000)	(7,000,000)	(19,657,252)	(267,904,246)

Net Increase	47,800,000	3,400,000	$1,051,977,548	$129,813,394	76,600,000	17,000,000	$1,640,617,620	$596,303,056

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Amended and Restated Declaration of Trust and Trust Agreement of the Master Fund, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of June 30, 2009, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2009 and 2008 and for the Six Months Ended June 30, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$20.19	$35.90	$21.42	$31.46
Net realized and change in unrealized gain on United States Treasury Obligations and Futures	2.31	8.96	1.11	13.25

Net investment income (loss)	(0.04)	0.08	(0.07)	0.23

Net income	2.27	9.04	1.04	13.48
Net asset value per Share, end of period	$22.46	$44.94	$22.46	$44.94

Market value per Share, beginning of period	$20.00	$35.77	$21.19	$31.56

Market value per Share, end of period	$22.62	$44.78	$22.62	$44.78

Ratio to average Shares*
Net investment income (loss)	(0.65)%	0.75%	(0.66)%	1.23%

Total expenses	0.80%	0.79%	0.79%	0.78%

Total Return, at net asset value **	11.24%	25.18%	4.86%	42.85%

Total Return, at market value **	13.10%	25.19%	6.75%	41.89%

*	Percentages are annualized.
**	Percentages are not annualized.

(11)	Recently Adopted Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement No. 160). Statement No. 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. The Fund adopted Statement No. 160 on January 1, 2009.

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

In May 2009, the Financial Accounting Standards Board released FASB Statement No. 165, Subsequent Events (Statement No. 165). Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Fund adopted Statement No. 165 on June 30, 2009.

(12)	Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through July 31, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the consolidated financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate”, “expect”, “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate”, as well as similar words and phrases, signify forward-looking statements. PowerShares DB Commodity Index Tracking Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts in the commodities comprising the Index (the “Index Commodities”). The Index Commodities are Light, Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index is Deutsche Bank AG London (the “Index Sponsor”). DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

The futures contract price for each Index Commodity will be the exchange closing prices for such Index Commodity on each weekday when banks in New York, New York, are open (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

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

Performance Summary

This report covers the three months ended June 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended June 30, 2009” and the “Three Months Ended June 30, 2008”, respectively) and the six months ended June 30, 2009 and 2008 (hereinafter referred to as the “Six Months Ended June 30, 2009” and the “Six Months Ended June 30, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OYTR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns.

The following chart highlights the results of the DBLCI-OYTR™ for the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for

the Three Months Ended June 30, 2009 and 2008 and the Six Months Ended June 30, 2009 and 2008

	Total returns for indexes in the DBLCI-OYTR™
Underlying Index	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
DB Crude Oil Indices	28.04%	41.69%	24.66%	52.85%
DB Heating Oil Indices	20.22%	43.99%	9.09%	63.45%
DB Aluminum Indices	13.45%	3.84%	0.60%	26.02%
DB Gold Indices	-0.01%	0.71%	4.42%	9.47%
DB Corn Indices	-15.68%	30.82%	-18.59%	61.36%
DB Wheat Indices	-2.68%	-11.12%	-16.26%	7.95%
TOTAL RETURN	11.39%	25.56%	5.30%	43.27%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OYTR™. The only difference between the Index and the DBLCI-OYTR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OYTR™ does include such a component. The difference between the Index and the DBLCI-OYTR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s total return is expected to outperform the Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OYTR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the total return on an investment in the Fund is expected to underperform the Index.

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

Operating Activities

Net cash flow used for operating activities was $3,102.4 million and $596.3 million for the Six Months Ended June 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2009, $4,603.8 million was paid to purchase United States Treasury Obligations and $1,942.6 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2008, $5,104.5 million was paid to purchase United States Treasury Obligations and $3,886.4 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $579.3 million and by $195.5 million during the Six Months Ended June 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $1,640.6 million and $596.3 million during the Six Months Ended June 30, 2009 and 2008, respectively. This included $1,660.3 million and $864.2 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

JUNE 30, 2009 AND 2008 AND THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Three Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 13.10% from $20.00 per Share to $22.62 per Share. The Share price low and high for the Three Months Ended June 30, 2009 and related change from the Share price on March 31, 2009 was as follows: Shares traded from a low of $19.44 per Share (-2.80%) on April 20, 2009 to a high of $24.19 per Share (+20.95%) on June 11, 2009.

For the Three Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 25.19% from $35.77 per Share to $44.78 per Share. The Share price low and high for the Three Months Ended June 30, 2008 and related change from the Share price on March 31, 2008 was as follows: Shares traded from a low of $35.57 per Share (-0.56%) on April 1, 2008 to a high of $45.59 per Share (+27.45%) on June 27, 2008.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2009, the net asset value of each Share increased 11.24% from $20.19 per Share to $22.46 per Share. Strong appreciation in futures contracts prices for crude oil, heating oil and aluminum were partially offset by lower futures contract prices for corn, wheat and gold during the Three Months Ended June 30, 2009 contributing to an overall 11.39% increase in the level of the DBLCI-OYTR™.

Net income for the Three Months Ended June 30, 2009 was $214.2 million, resulting from $0.9 million of interest income, realized and unrealized gains of $218.0 million, and operating expenses of $4.7 million.

For the Three Months Ended June 30, 2008, the net asset value of each Share increased 25.18% from $35.90 per share to $44.94 per Share. Appreciation in the futures prices of crude oil, heating oil, gold, corn and aluminum were partially offset by lower futures contract prices for wheat during the Three Months Ended June 30, 2008, contributing to an overall 25.56% increase in the level of the DBLCI-OYTR™.

Net income for the Three Months Ended June 30, 2008 was $588.9 million, resulting from $10.2 million of interest income, realized and unrealized gains of $583.9 million and operating expenses of $5.2 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

Fund Share Price Performance

For the Six Months Ended June 30, 2009, the NYSE Arca market value of each Share increased 6.75% from $21.19 per Share to $22.62 per Share. The Share price low and high for the Six Months Ended June 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.15 per Share (-14.35%) on March 2, 2009 to a high of $24.19 per Share (+14.16%) on June 11, 2009.

For the Six Months Ended June 30, 2008, the NYSE Alternext market value of each Share increased 41.89% from $31.56 per Share to $44.78 per Share. The Share price low and high for the Six Months Ended June 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $30.72 per Share (-2.66%) on January 23, 2008 to a high of $45.59 per Share (+44.46%) on June 27, 2008.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2009, the net asset value of each Share increased 4.86% from $21.42 per Share to $22.46 per Share. Strong appreciation in futures contracts prices for crude oil, heating oil, aluminum and gold were partially offset by lower futures contract prices for corn and wheat during the Six Months Ended June 30, 2009 contributing to an overall 5.30% increase in the level of the DBLCI-OYTR™.

Net income for the Six Months Ended June 30, 2009 was $138.8 million, resulting from $1.3 million of interest income, realized and unrealized gains of $144.8 million, and operating expenses of $7.3 million.

For the Six Months Ended June 30, 2008, the net asset value of each Share increased 42.85% from $31.46 per share to $44.94 per Share. Strong appreciation in the futures contract prices of crude oil, heating oil, gold, corn, aluminum and wheat during the Six Months Ended June 30, 2008, contributed to an overall 43.27% increase in the level of the DBLCI-OYTR™.

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

The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures About Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the effects of margin, and any other multiplier features, as applicable, of the Fund’s market sensitive instruments.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	21,767,452	0.73%	10
WTI Crude Oil	June 2010	110,441,960	3.71%	6
Gold	February-April 2010	13,844,165	0.46%	7
Heating Oil	April-May 2010	45,740,133	1.53%	7
Aluminum	November 2009	17,849,718	0.60%	9
Wheat	July 2010	22,044,056	0.74%	10
Aggregate/Total		189,097,737	6.35%	2

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	8,458,411	0.71%	8
WTI Crude Oil	June 2009	33,189,511	2.77%	11
Gold	June 2009	5,485,483	0.46%	9
Heating Oil	May 2009	15,326,574	1.28%	9
Aluminum	November 2009	6,599,504	0.55%	9
Wheat	July 2009	9,917,241	0.83%	9
Aggregate/Total		61,867,926	5.16%	9

* The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2009 by market sector.

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

            For the Three Months Ended June 30, 2009, 48.2 million Shares were created for $1,060.4 million and 0.4 million Shares were redeemed for $8.4 million. On June 30, 2009, 132.6 million Shares of the Fund were outstanding for a market capitalization of $2,999.4 million.

(c)        The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2009	400,000	$20.99
Three Months Ended June 30, 2008	3,400,000	$40.34

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

PowerShares DB Commodity Index Tracking Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/s/ Hans Ephraimson
Name: Hans Ephraimson
Title: Chief Executive Officer

By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

DB Commodity Index Tracking Master Fund

	By:	DB Commodity Services LLC, its Managing Owner

	By:	/s/ Hans Ephraimson
Name: Hans Ephraimson
Title: Chief Executive Officer

Dated: July 31, 2009	By:	/s/ Michael Gilligan
Name: Michael Gilligan
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1