Form 10-Q
period 2009-09-30
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2009-11-03
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of September 30, 2009: 156,000,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2009 (unaudited) and December 31, 2008

	September 30, 2009	December 31, 2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $3,402,284,062 and $174,784,186, respectively)	$3,402,537,602	$174,793,945
Cash held by broker	365,051,959	1,713,943,642
Net unrealized depreciation on futures contracts	(144,288,364)	(688,785,759)

Deposits with broker	3,623,301,197	1,199,951,828
Other assets	1,000	1,000

Total assets	$3,623,302,197	$1,199,952,828

Liabilities
Payable to broker	$14,797	$—
Payable for securities purchased	159,955,511	—
Management fee payable	2,118,926	689,981
Brokerage fee payable	13,825	15,910

Total liabilities	$162,103,059	$705,891

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,000	1,000
Accumulated deficit	(113)	(143)

Total General shares	887	857

Shares:
Paid in capital - 156,000,000 and 56,000,000 redeemable Shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3,532,566,620	1,359,626,738
Accumulated deficit	(71,369,256)	(160,381,515)

Total Shares	3,461,197,364	1,199,245,223

Total shareholders’ equity	3,461,198,251	1,199,246,080

Non-controlling interest in consolidated subsidiary - related party	887	857

Total equity	3,461,199,138	1,199,246,937

Total liabilities and equity	$3,623,302,197	$1,199,952,828

Net asset value per share
General shares	$22.18	$21.43
Shares	$22.19	$21.42

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.085% due October 1, 2009	4.62%	$160,000,000	$160,000,000
U.S. Treasury Bills, 0.09% due October 8, 2009	25.40	878,997,363	879,000,000
U.S. Treasury Bills, 0.03% due October 15, 2009	4.64	160,498,234	160,500,000
U.S. Treasury Bills, 0.04% due October 22, 2009	3.32	114,997,470	115,000,000
U.S. Treasury Bills, 0.145% due October 29, 2009	5.09	176,291,714	176,300,000
U.S. Treasury Bills, 0.18% due November 5, 2009	6.39	220,991,381	221,000,000
U.S. Treasury Bills, 0.185% due November 12, 2009	10.72	370,978,482	371,000,000
U.S. Treasury Bills, 0.18% due November 19, 2009	4.42	152,986,536	153,000,000
U.S. Treasury Bills, 0.16% due November 27, 2009	5.72	197,982,774	198,000,000
U.S. Treasury Bills, 0.15% due December 3, 2009	3.44	118,988,100	119,000,000
U.S. Treasury Bills, 0.14% due December 10, 2009	6.12	211,973,288	212,000,000
U.S. Treasury Bills, 0.135% due December 17, 2009	7.37	254,955,375	255,000,000
U.S. Treasury Bills, 0.1% due December 24, 2009	6.44	222,945,365	223,000,000
U.S. Treasury Bills, 0.115% due December 31, 2009	4.62	159,951,520	160,000,000

Total United States Treasury Obligations (cost $3,402,284,062)	98.31%	$3,402,537,602

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (8,947 contracts, settlement date November 16, 2009)	0.19%	$6,631,519
Corn (16,254 contracts, settlement date December 14, 2009)	(2.22)	(76,929,675)
Corn (1,245 contracts, settlement date March 12, 2010)	0.03	1,119,863
Light, Sweet Crude Oil (6,795 contracts, settlement date June 21, 2010)	(0.42)	(14,587,280)
Light, Sweet Crude Oil (10,815 contracts, settlement date June 22, 2010)	(0.30)	(10,372,010)
Gold (1,155 contracts, settlement date, February 24, 2010)	0.19	6,521,210
Gold (3,878 contracts, settlement date April 28, 2010)	0.99	34,099,090
Heating Oil (1,664 contracts, settlement date April 30, 2010)	(0.11)	(3,839,942)
Heating Oil (5,587 contracts, settlement date May 28, 2010)	1.20	41,460,434
Red Wheat (1,146 contracts, settlement date, December 14, 2009)	(0.10)	(3,300,050)
Red Wheat (1,043 contracts, settlement date July 21, 2010)	(0.17)	(5,858,850)
Soybean Meal (994 contracts, settlement date December 14, 2009)	(0.03)	(1,009,760)
Wheat (10,988 contracts, settlement date July 14, 2010)	(3.42)	(118,222,913)

Net Unrealized Depreciation on Futures Contracts	(4.17)%	$(144,288,364)

Net unrealized depreciation is comprised of unrealized losses of $275,492,541 and unrealized gains of $131,204,177.

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income, net	$1,310,739	$9,811,634	$2,589,237	$32,936,753

Expenses
Management Fee	6,216,143	4,263,707	13,071,789	12,856,742
Brokerage Commissions and Fees	120,554	79,796	589,823	446,386

Total Expenses	6,336,697	4,343,503	13,661,612	13,303,128

Net investment income (loss)	(5,025,958)	5,468,131	(11,072,375)	19,633,625

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,943	144,291	(14,766)	439,271
Futures	(10,231,862)	44,102,126	(444,641,716)	662,488,055

Net realized gain (loss)	(10,229,919)	44,246,417	(444,656,482)	662,927,326

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	252,127	1,840,251	243,781	1,640,223
Futures	(34,774,661)	(718,786,663)	544,497,395	(523,078,504)

Net change in unrealized gain (loss)	(34,522,534)	(716,946,412)	544,741,176	(521,438,281)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(44,752,453)	(672,699,995)	100,084,694	141,489,045

Net Income (Loss)	$(49,778,411)	$(667,231,864)	$89,012,319	$161,122,670

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	11	453	(30)	(345)

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund and Subsidiary	$(49,778,400)	$(667,231,411)	$89,012,289	$161,122,325

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at July 1, 2009	40	$1,000	$(102)	$898	132,600,000	$3,000,244,358	$(21,590,867)	$2,978,653,491	$2,978,654,389	$898	$2,978,655,287

Sale of Shares					27,400,000	618,543,062		618,543,062	618,543,062		618,543,062

Redemption of Shares					(4,000,000)	(86,220,800)		(86,220,800)	(86,220,800)		(86,220,800)

Net Loss

Net investment loss			(2)	(2)			(5,025,954)	(5,025,954)	(5,025,956)	(2)	(5,025,958)

Net realized loss on United States Treasury Obligations and Futures			(4)	(4)			(10,229,911)	(10,229,911)	(10,229,915)	(4)	(10,229,919)

Net change in unrealized loss on United States Treasury Obligations and Futures			(5)	(5)			(34,522,524)	(34,522,524)	(34,522,529)	(5)	(34,522,534)

Net Loss			(11)	(11)			(49,778,389)	(49,778,389)	(49,778,400)	(11)	(49,778,411)

Balance at September 30, 2009	40	$1,000	$(113)	$887	156,000,000	$3,532,566,620	$(71,369,256)	$3,461,197,364	$3,461,198,251	$887	$3,461,199,138

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at July 1, 2008	40	$1,000	$798	$1,798	66,000,000	$1,844,828,404	$1,121,505,012	$2,966,333,416	$2,966,335,214	$1,798	$2,966,337,012

Sale of Shares					3,800,000	145,776,468		145,776,468	145,776,468		145,776,468

Redemption of Shares					(16,400,000)	(649,931,558)		(649,931,558)	(649,931,558)		(649,931,558)

Net Loss
Net investment income			4	4			5,468,123	5,468,123	5,468,127	4	5,468,131

Net realized gain on United States Treasury Obligations and Futures			23	23			44,246,371	44,246,371	44,246,394	23	44,246,417

Net change in unrealized loss on United States Treasury Obligations and Futures			(480)	(480)			(716,945,452)	(716,945,452)	(716,945,932)	(480)	(716,946,412)

Net Loss			(453)	(453)			(667,230,958)	(667,230,958)	(667,231,411)	(453)	(667,231,864)

Balance at September 30, 2008	40	$1,000	$345	$1,345	53,400,000	$1,340,673,314	$454,274,054	$1,794,947,368	$1,794,948,713	$1,345	$1,794,950,058

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2009

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	40	$1,000	$(143)	$857	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,080	$857	$1,199,246,937

Sale of Shares					105,000,000	2,278,817,934		2,278,817,934	2,278,817,934		2,278,817,934

Redemption of Shares					(5,000,000)	(105,878,052)		(105,878,052)	(105,878,052)		(105,878,052)

Net Income

Net investment loss			(5)	(5)			(11,072,365)	(11,072,365)	(11,072,370)	(5)	(11,072,375)

Net realized loss on United States Treasury Obligations and Futures			(164)	(164)			(444,656,154)	(444,656,154)	(444,656,318)	(164)	(444,656,482)

Net change in unrealized gain on United States Treasury Obligations and Futures			199	199			544,740,778	544,740,778	544,740,977	199	544,741,176

Net Income			30	30			89,012,259	89,012,259	89,012,289	30	89,012,319

Balance at September 30, 2009	40	$1,000	$(113)	$887	156,000,000	$3,532,566,620	$(71,369,256)	$3,461,197,364	$3,461,198,251	$887	$3,461,199,138

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2008

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity
Balance at January 1, 2008	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422	$1,000	$1,541,679,422

Sale of Shares					27,800,000	1,009,983,770		1,009,983,770	1,009,983,770		1,009,983,770

Redemption of Shares					(23,400,000)	(917,835,804)		(917,835,804)	(917,835,804)		(917,835,804)

Net Income

Net investment income			14	14			19,633,587	19,633,587	19,633,601	24	19,633,625

Net realized gain on United States Treasury Obligations and Futures			404	404			662,926,484	662,926,484	662,926,888	438	662,927,326

Net change in unrealized loss on United States Treasury Obligations and Futures			(332)	(332)			(521,437,832)	(521,437,832)	(521,438,164)	(117)	(521,438,281)

Net Income			86	86			161,122,239	161,122,239	161,122,325	345	161,122,670

Balance at September 30, 2008	40	$1,000	$345	$1,345	53,400,000	$1,340,673,314	$454,274,054	$1,794,947,368	$1,794,948,713	$1,345	$1,794,950,058

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flow provided by and (used for) operating activities:
Net Income	$89,012,319	$161,122,670
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(8,043,271,472)	(7,035,064,078)
Proceeds from securities sold and matured	4,818,353,745	6,872,266,672
Net accretion of discount on United States Treasury Obligations	(2,596,915)	(31,628,721)
Net realized (gain) loss on United States Treasury Obligations	14,766	(439,271)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(544,741,176)	521,438,281
Increase in restricted cash	—	(11,675,110)
Change in operating receivables and liabilities:
Receivable for Shares issued	—	6,292,540
Payable for securities purchased	159,955,511	(5,956,083)
Payable to broker	14,797	(200,008,381)
Management fee payable	1,428,945	1,549,181
Brokerage fee payable	(2,085)	(2,666)

Net cash provided by and (used for) operating activities	(3,521,831,565)	277,895,034

Cash flows from financing activities:
Proceeds from sale of Shares	2,278,817,934	1,009,983,770
Redemption of Shares	(105,878,052)	(917,835,804)

Net cash provided by financing activities	2,172,939,882	92,147,966

Net change in cash held by broker	(1,348,891,683)	370,043,000
Unrestricted cash held by broker at beginning of period	1,713,943,642	—

Unrestricted cash held by broker at end of period	$365,051,959	$370,043,000

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2009

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

This report covers the three months ended September 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended September 30, 2009” and the “Three Months Ended September 30, 2008”, respectively) and the nine months ended September 30, 2009 and 2008 (hereinafter referred to as the “Nine Months Ended September 30, 2009” and the “Nine Months Ended September 30, 2008”, respectively).

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

The Fund does not employ leverage. As of September 30, 2009 and December 31, 2008, the Fund had $3,623,301,197 (or 100%) and $1,199,951,828 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $248,578,351 (6.86%) and $154,620,803 (or 12.88%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30,

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

2009 and December 31, 2008. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2009 and the audited Consolidated Schedule of Investments as of December 31, 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred Management Fees of $6,216,143 and $4,263,707, respectively. Management Fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $13,071,789 and $12,856,742, respectively. As of September 30, 2009 and December 31, 2008, Management Fees payable to the Managing Owner were $2,118,926 and $689,981, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2009 and 2008, the Fund and the Master Fund incurred brokerage fees of $120,554 and $79,796, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2009 and 2008 by the Fund and the Master Fund were $589,823 and $446,386, respectively. As of September 30, 2009 and December 31, 2008, brokerage fees payable were $13,825 and $15,910, respectively.

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

Financial Accounting Standards Board, (FASB), fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2009 and December 31, 2008 was $248,578,351 and $154,620,803, respectively, which is restricted and held against initial margin of the open futures contracts. The Fund purchased $160,000,000 notional amount of United States Treasury Obligations which was unpaid as of September 30, 2009. As a result, a payable for securities purchased is reported for $159,955,511. There was no amount payable for securities purchased as of December 31, 2008.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of September 30, 2009 and December 31, 2008, the Fund had cash held by the Commodity Broker of $365,051,959 and $1,713,943,642, respectively, of which $144,288,364 and $688,785,759 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, respectively. There were no cash equivalents held by the Fund as of September 30, 2009 and December 31, 2008.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2009 and December 31, 2008, the futures contracts held by the Fund were in a net unrealized depreciation position of $144,288,364 and $688,785,759, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

(l) Organizational and Offering Costs

All organizational and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Neither the Fund nor its Master Fund are, or will be, responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$3,402,537,602	$174,793,945

Commodity Futures Contracts (Level 1)	$(144,288,364)	$(688,785,759)

There were no Level 2 or Level 3 holdings as of September 30, 2009 and December 31, 2008.

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

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2009 and 2008

and Nine Months Ended September 30, 2009 and 2008

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Shares Sold	27,400,000	3,800,000	$618,543,062	$145,776,468	105,000,000	27,800,000	$2,278,817,934	$1,009,983,770
Shares Redeemed	(4,000,000)	(16,400,000)	(86,220,800)	(649,931,558)	(5,000,000)	(23,400,000)	(105,878,052)	(917,835,804)

Net Increase (Decrease)	23,400,000	(12,600,000)	$532,322,262	$(504,155,090)	100,000,000	4,400,000	$2,172,939,882	$92,147,966

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of September 30, 2009, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2009 and 2008 and for the Nine Months Ended September 30, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net Asset Value
Net asset value per Share, beginning of period	$22.46	$44.94	$21.42	$31.46
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.24)	(11.43)	0.87	1.82
Net investment income (loss)	(0.03)	0.10	(0.10)	0.33

Net income (loss)	(0.27)	(11.33)	0.77	2.15
Net asset value per Share, end of period	$22.19	$33.61	$22.19	$33.61

Market value per Share, beginning of period	$22.62	$44.78	$21.19	$31.56

Market value per Share, end of period	$22.06	$33.89	$22.06	$33.89

Ratio to average Shares*
Net investment income (loss)	(0.61)%	0.97%	(0.63)%	1.14%

Total expenses	0.76%	0.77%	0.78%	0.78%

Total Return, at net asset value **	(1.20)%	(25.21)%	3.59%	6.83%

Total Return, at market value **	(2.48)%	(24.32)%	4.11%	7.38%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through November 2, 2009, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than events disclosed below.

On September 30, 2009, the Managing Owner announced it will replace the Index with the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return. The Fund will commence tracking the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return on October 19, 2009. The Fund will add Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc in addition to the six commodities the Fund currently tracks. The additional commodities will diversify the Fund’s exposure and reduce the Fund’s holdings in Chicago Corn and Wheat, and satisfy position limits imposed by the Commodity Futures Trading Commission in those two commodities.

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific futures contract that is a part of the Index, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the specific contract that is a part of the Index or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that is a part of the Index. Please see http://dbfunds.db.com/dbc/weights.aspx with respect to the most recently available weighted composition of the DBC Fund and http://dbfunds.db.com/dbc/index.aspx with respect to the composition of the DBC Fund’s index on the Base Date.

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

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2009, and the Delivery Month of the Index Commodity futures contract currently in the Index is November 2009, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2009 and the Delivery Month of an Index Commodity futures contract currently in the Index is November 2009, the Delivery Month of an eligible new Index Commodity futures contract must be between December 2009 and October 2010. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The calculation of the Index is expressed as the weighted average return of the Index Commodities.

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

Performance Summary

This report covers the three months ended September 30, 2009 and 2008 (hereinafter referred to as the “Three Months Ended September 30, 2009” and the “Three Months Ended September 30, 2008”, respectively) and the nine months ended September 30, 2009 and 2008 (hereinafter referred to as the “Nine Months Ended September 30, 2009” and the “Nine Months Ended September 30, 2008”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI-OYTR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns.

The following chart highlights the results of the DBLCI-OYTR™ for the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for

the Three Months Ended September 30, 2009 and 2008 and the Nine Months Ended September 30, 2009 and 2008

Underlying Index	Aggregate returns for indexes in the DBLCI-OYTR™
	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
DB Crude Oil Indices	-1.04%	-27.12%	23.36%	11.40%

DB Heating Oil Indices	-3.10%	-25.59%	5.71%	21.63%

DB Aluminum Indices	14.04%	-23.08%	14.72%	-3.06%

DB Gold Indices	8.49%	-5.72%	13.28%	3.21%

DB Corn Indices	-6.29%	-35.35%	-23.71%	4.31%

DB Wheat Indices	-17.03%	-20.63%	-30.52%	-14.32%

AGGREGATE RETURN	-0.89%	-25.30%	4.36%	7.03%

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow (used for) and provided by operating activities was $(3,521.8) million and $277.9 million for the Nine Months Ended September 30, 2009 and 2008, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2009, $8,043.3 million was paid to purchase United States Treasury Obligations and $4,818.4 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2008, $7,035.1 million was paid to purchase United States Treasury Obligations and $6,872.3 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $544.7 million and decreased by $521.4 million during the Nine Months Ended September 30, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $2,172.9 million and $92.1 million during the Nine Months Ended September 30, 2009 and 2008, respectively. This included $2,278.8 million and $1,010.0 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

SEPTEMBER 30, 2009 AND 2008 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND RELATED PRODUCTS AND MANAGING FUTURES ACCOUNTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share decreased 2.48% from $22.62 per Share to $22.06 per Share. The Share price high and low for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a high of $23.95 per Share (+5.88%) on August 5, 2009 to a low of $20.74 per Share (-8.31%) on July 10, 2009.

For the Three Months Ended September 30, 2008, the NYSE Alternext market value of each Share decreased 24.32% from $44.78 per Share to $33.89 per Share. The Share price high and low for the Three Months Ended September 30, 2008 and related change from the Share price on June 30, 2008 was as follows: Shares traded from a high of $46.44 per Share (+3.71%) on July 2, 2008 to a low of $32.28 per Share (-27.91%) on September 16, 2008.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2009, the net asset value of each Share decreased 1.20% from $22.46 per Share to $22.19 per Share. Declines in the futures contract prices for crude oil, heating oil, corn and wheat were partially offset by higher futures contract prices for aluminum and gold during the Three Months Ended September 30, 2009 contributing to an overall 0.89% decrease in the level of the DBLCI-OYTR™.

Net loss for the Three Months Ended September 30, 2009 was $49.8 million, resulting from $1.3 million of interest income, realized and unrealized losses of $44.8 million, and operating expenses of $6.3 million.

For the Three Months Ended September 30, 2008, the net asset value of each Share decreased 25.21% from $44.94 per share to $33.61 per Share. Depreciation in the futures prices of crude oil, heating oil, gold, corn, aluminum, and wheat during the Three Months Ended September 30, 2008, contributed to an overall 25.30% decrease in the level of the DBLCI-OYTR™.

Net loss for the Three Months Ended September 30, 2008 was $667.2 million, resulting from $9.8 million of interest income, realized and unrealized losses of $672.7 million and operating expenses of $4.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Fund Share Price Performance

For the Nine Months Ended September 30, 2009, the NYSE Arca market value of each Share increased 4.11% from $21.19 per Share to $22.06 per Share. The Share price low and high for the Nine Months Ended September 30, 2009 and related change from the Share price on December 31, 2008 was as follows: Shares traded from a low of $18.15 per Share (-14.35%) on March 2, 2009 to a high of $24.19 per Share (+14.16%) on June 11, 2009.

For the Nine Months Ended September 30, 2008, the NYSE Alternext market value of each Share increased 7.38% from $31.56 per Share to $33.89 per Share. The Share price low and high for the Nine Months Ended September 30, 2008 and related change from the Share price on December 31, 2007 was as follows: Shares traded from a low of $30.72 per Share (-2.66%) on January 23, 2008 to a high of $46.44 per Share (+47.15%) on July 2, 2008.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2009, the net asset value of each Share increased 3.59% from $21.42 per Share to $22.19 per Share. Appreciation in the futures contract prices for crude oil, heating oil, aluminum and gold were partially offset by lower futures contract prices for corn and wheat during the Nine Months Ended September 30, 2009 contributing to an overall 4.36% increase in the level of the DBLCI-OYTR™.

Net income for the Nine Months Ended September 30, 2009 was $89.0 million, resulting from $2.6 million of interest income, realized and unrealized gains of $100.1 million, and operating expenses of $13.7 million.

For the Nine Months Ended September 30, 2008, the net asset value of each Share increased 6.83% from $31.46 per share to $33.61 per Share. Strong appreciation in the futures contract prices of crude oil, heating oil, gold and corn during the Nine Months Ended September 30, 2008 more than offset falling prices for aluminum and wheat during that same period, contributing to an overall 7.03% increase in the level of the DBLCI-OYTR™.

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

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of September 30, 2009.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009 - March 2010	25,236,856	0.73%	11
WTI Crude Oil	June 2010	127,263,748	3.68%	7
Gold	February-April 2010	14,495,986	0.42%	8
Heating Oil	April-May 2010	54,030,921	1.56%	6
Aluminum	November 2009	22,082,601	0.64%	7
Wheat	December 2009 - July 2010	24,710,146	0.71%	11
Aggregate/Total		214,625,951	6.20%	3

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2008.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	8,458,411	0.71%	8
WTI Crude Oil	June 2009	33,189,511	2.77%	11
Gold	June 2009	5,485,483	0.46%	9
Heating Oil	May 2009	15,326,574	1.28%	9
Aluminum	November 2009	6,599,504	0.55%	9
Wheat	July 2009	9,917,241	0.83%	9
Aggregate/Total		61,867,926	5.16%	9

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2009 by market sector.

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

For the Three Months Ended September 30, 2009, 27.4 million Shares were created for $618.5 million and 4.0 million Shares were redeemed for $86.2 million. On September 30, 2009, 156.0 million Shares of the Fund were outstanding for a market capitalization of $3,441.4 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2009	4,000,000	$21.56
Three Months Ended September 30, 2008	16,400,000	$39.63

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB Commodity Index Tracking Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: November 2, 2009	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1