Form 10-K
period 2009-12-31
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2010-02-24
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,999,412,000

Number of Common Units of Beneficial Interest outstanding as of February 8, 2010: 185,600,000

iii

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

iv

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

Fund Investment Overview

During the period from January 31, 2006 (commencement of investment operations) to May 23, 2006, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Excess Return™ over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. During the period from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™, over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The following table reflects the Fund weights of each Index Commodity as of December 31, 2009:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	12.17
Heating Oil	12.24
RBOB Gasoline	12.33
Natural Gas	5.75
Brent Crude	12.23
Gold	7.92
Silver	1.88
Aluminum	4.74
Zinc	4.96
Copper Grade A	4.73
Corn	4.88
Wheat	2.56
Soybeans	5.23
Sugar	6.60
Soymeal	0.85
Soybean Oil	0.67
Mill Wheat	0.26

Closing Level	100.00

The Fund does not employ leverage. As of December 31, 2009 and 2008, the Fund had $4,390,953,240 (or 100%) and $1,199,951,828 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $288,167,861 (or 6.56%) and $154,620,803 (or 12.88%), of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of December 31, 2009 and 2008, respectively. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997* (the “Base Date”). The following table reflects the index base weights of each Index Commodity on the Base Date (the “Index Base Weights”):

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil (WTI)	12.375
Heating Oil	12.375
RBOB Gasoline	12.375
Natural Gas	5.500
Brent Crude	12.375
Gold	8.000
Silver	2.000
Aluminum	4.167
Zinc	4.167
Copper Grade A	4.167
Corn	5.625
Wheat	5.625
Soybeans	5.625
Sugar	5.625

Closing Level on Base Date:	100.000

*	From May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index - Optimum Yield Excess Return™. As of July 31, 1988, the base date of the Deutsche Bank Liquid Commodity Index - Optimum Yield Excess Return™, the index base weights of each index commodity was: Light Sweet Crude Oil (WTI) - 35.00%; Heating Oil - 20.00%; Aluminum; - 12.50%; Gold - 10.00%; Corn -11.25%; and Wheat - 11.25%. Accordingly, the closing level on the base date was 100.00%.

The Index has been calculated back to the Base Date. On the Base Date, the closing level was 100.

The Index Commodities are traded on the following futures exchanges: Light Sweet Crude Oil (WTI), Heating Oil, RBOB Gasoline and Natural Gas: New York Mercantile Exchange; Brent Crude: ICE Futures Europe; Gold and Silver: Commodity Exchange Inc., New York; Aluminum, Zinc and Copper Grade A: The London Metal Exchange Limited; Corn, Wheat and Soybeans: Board of Trade of the City of Chicago Inc.; and Sugar: ICE Futures U.S., Inc.

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

The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™ and the Index are calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2010, and the Delivery Month of the Index Commodity futures contract currently in the Index is November 2010, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2010 and the Delivery Month of an Index Commodity futures contract currently in the Index is November 2010, the Delivery Month of an eligible new Index Commodity futures contract must be between December 2010 and October 2011. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has been managing such investment vehicles since January 2006. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Master Fund pays the Managing Owner a management fee (the “Management Fee”)1, monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Master Fund. No separate fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

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

[1]

From July 12, 2006 through January 3, 2010, the Management Fee payable by the Master Fund was 0.75% per annum of the daily net asset value of the Master Fund. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.75% to 0.85% per annum of the daily net asset value of the Master Fund.

A variety of executing brokers execute futures transactions on behalf of the Master Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2009, 2008 and 2007.

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

The net asset value per Share will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket may be different from the net asset value of a Basket (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket) and similarly the public trading price per Share may be different from the net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares is closely related, but not identical to, the same forces influencing the prices of the Index Commodities trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the below table lists the trading hours for each of the Index Commodities which trades on the futures exchange set forth in the table:

Index Commodity	Exchange[1]	Trading Hours[2]
Corn Soybeans Wheat	CBOT	10:30 am – 2:15 pm
Sugar #11	ICE US	3:30 am – 2:00 pm
Aluminum	LME	6:55 am – 7:00 am 7:55 am – 8:00 am 8:20 am – 9:45 am 10:15 am – 10:20 am 10:55 am – 11:00 am 11:15 am – 12:00 pm
Copper – Grade A	LME	7:00 am – 7:05 am 7:30 am – 7:35 am 8:20 am – 9:45 am 10:10 am – 10:15 am 10:50 am – 10:55 am 11:15 am – 12:00 pm
Zinc	LME	7:10 am – 7:15 am 7:50 am – 7:55 am 8:20 am – 9:45 am 10:05 am – 10:10 am 10:45 am – 10:50 am 11:15 am – 12:00 pm
Light Sweet Crude Oil (WTI) Heating Oil Natural Gas RBOB	NYMEX	9:00 am – 2:30 pm
Brent Crude Oil	ICE EUR	8:00 pm – 6:00 pm3
Silver	COMEX	9:00 am – 2:30 pm
Gold	COMEX	8:20 am – 1:30 pm

[1]	Legend:

“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

“ICE US” means ICE Futures U.S., Inc. or its successor (formerly traded on NYBOT, or Board of Trade of the City of New York, Inc. or its successor.)

“LME” means The London Metal Exchange Limited or its successor.

“NYMEX” means the New York Mercantile Exchange or its successor.

“ICE EUR” means ICE Futures Europe, or its successor.

“COMEX” means the Commodity Exchange Inc., New York or its successor.

2.	All trading hours are as of Eastern Standard Time. All trading occurs on Monday – Friday, unless otherwise specified.
3.	Trading occurs on Sunday – Friday and ends on the next day.

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

The Index is composed of 14 Index Commodities, of which 9 Index Commodities (Light Sweet crude oil (WTI), heating oil, natural gas, gold, silver, corn, wheat, soybeans and sugar) (the “Affected Index Commodities”) are subject to speculative position limits imposed by either the CFTC or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Master Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Master Fund’s trading may be approaching any of these speculative position limits, the Master Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for each Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits
Corn	CBOT (C)	600 – Spot Month 13,500 – Single Month 22,000 – All Months Combined
Soybeans	CBOT (S)	600 – Spot Month 6,500 – Single Month 10,000 – All Months Combined
Wheat	CBOT (W)

600 – Spot Month

5,000 – Single Month. Additional futures contracts may be held outside of the spot month as part of futures/futures spreads within a crop year provided that the total of such positions, when combined with outright positions, does not exceed the all months combined limit.

6,500 – All Months Combined

Sugar #11	ICE US (SB)	5,000 – Spot Month
Light Sweet Crude Oil (WTI)	NYMEX (CL)	10,000 – Single Month 20,000 – All Months Combined But not to exceed 3,000 contracts in the last three days of trading in the spot month
Heating Oil	NYMEX (HO)	7,000 – All Months Combined But not to exceed 1,000 in the last three days of trading in the spot month.
Natural Gas	NYMEX (NG)	12,000 – Single Month 12,000 – All Months Combined But not to exceed 1,000 in the last three days of trading in the spot month.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits
Silver	COMEX (SI)	1,500 – Spot Month 6,000 – Single Month 6,000 – All Months Combined
Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

[1]	Legend:

“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

“ICE US” means ICE Futures U.S., Inc. or its successor.

“NYMEX” means the New York Mercantile Exchange or its successor.

“LME” means The London Metal Exchange Limited or its successor.

“COMEX” means the Commodity Exchange Inc., New York or its successor.

Because the Master Fund is subject to position limits, consequently, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodities may be limited to the extent these activities would cause the Master Fund to exceed its applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

It is possible that in the future, the CFTC may propose new rules with respect to position limits in agricultural, energy and any other commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Master Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund. For example, if the amended rules are detrimental to the Master Fund, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Master Fund to exceed the applicable position limits.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of its Index.

It is possible that the Fund’s performance may not fully replicate the changes in levels of the Index due to disruptions in the markets for the relevant Index Commodities, the imposition of speculative position limits (as discussed in the above risk factor Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund”), or due to other extraordinary circumstances. As the Master Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Master Fund may commence investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Index. In addition, the Fund is not able to replicate exactly the changes in the levels of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Master Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

As the Managing Owner and its Principals have Been Operating Investment Vehicles like the Fund or the Master Fund Since January 2006, their Experience May be Inadequate or Unsuitable to Manage the Fund or the Master Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and the Master Fund and has been managing such investment vehicles since January 2006. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage investment vehicles such as the Fund or the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage investment vehicles such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Shares.

The Fund and the Master Fund have a limited performance history upon which to evaluate your investment in the Fund and the Master Fund. Although past performance is not necessarily indicative of future results, if the Fund and the Master Fund had a longer performance history, such performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund and the Master Fund. Likewise, the Index has a limited history which might (or might not) be indicative of the future Index results, or of the future performance of the Fund or the Master Fund. Therefore, you will have to make your decision to invest in the Fund on the basis of limited information.

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index Commodities are Light Sweet Crude Oil (WTI), Heating Oil, RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Aluminum, Zinc, Copper Grade A, Corn, Wheat, Soybeans, and Sugar. Accordingly, the Index is concentrated in terms of the number of commodities represented. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in the Index and the net asset value of the Fund and the Master Fund which track the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	16.29%
Average rolling 3 month daily volatility	15.37%
Monthly return volatility	19.09%
Average annual volatility	15.26%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1997**	8.07%
1998	11.88%
1999	12.78%
2000	14.74%
2001	13.40%
2002	12.37%
2003	13.74%
2004	15.93%
2005	14.71%
2006	16.30%
2007	13.96%
2008	28.39%
2009***	22.08%

*	Volatility, for these purposes, means the following:

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

**	As of September 3, 1997.

***	As of December 31, 2009.

Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index levels.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is indirectly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.85% per annum.2 Additional charges include brokerage fees of approximately 0.08% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.08% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 9, 2010. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Master Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

[2]

From July 12, 2006 through January 3, 2010, the Management Fee payable by the Master Fund was 0.75% per annum of the daily net asset value of the Master Fund. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.75% to 0.85% per annum of the daily net asset value of the Master Fund.

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

Aluminum, Zinc, Copper Grade A and Brent Crude are the only Index Commodities that are currently traded on foreign exchanges and such contracts are denominated in USD. The Managing Owner estimates that approximately 25% of the Master Fund’s assets will be allocated for investment in Aluminum, Zinc, Copper Grade A and Brent Crude.

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

Possibility of Termination of the Fund or Master Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your own investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular distributions, although the Fund may pay distributions in the discretion of the Managing Owner).

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

“Backwardation” or “Contango” in the Market Prices of the Index Commodities Will Affect the Value of The Shares.

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2011 may specify an October 2011 expiration. As that contract nears expiration, it may be replaced by selling the October 2011 contract and purchasing the contract expiring in December 2011. This process is referred to as “rolling.” Historically, the prices of Light Sweet Crude Oil (WTI) and Heating Oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2011 contract would take place at a price that is higher than the price at which the December 2011 contract is purchased, thereby creating a gain in connection with rolling. While Light Sweet Crude Oil (WTI) and Heating Oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in Light Sweet Crude Oil (WTI) and Heating Oil will adversely affect the value of the Index and, accordingly, decrease the value of the Shares.

Conversely, certain of the Index Commodities historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. Although certain of the Index Commodities may have historically exhibited consistent periods of contango, contango will likely not exist in these markets at all times. Contango in certain of the Index Commodities will adversely affect the value of the Index and, accordingly, decrease the value of the Shares.

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

Although the Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase a Shareholder’s Liability.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2009	$22.74	$18.15
June 30, 2009	$24.19	$19.44
September 30, 2009	$23.95	$20.74
December 31, 2009	$24.84	$21.70

Quarter ended	High	Low
March 31, 2008	$38.95	$30.72
June 30, 2008	$45.59	$35.57
September 30, 2008	$46.44	$32.28
December 31, 2008	$33.10	$19.69

Holders

As of December 31, 2009, the Fund had 311,077 holders of record for its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the year ended December 31, 2009.

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

(b) The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-125325) was declared effective on January 17, 2006 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 was declared effective on August 14, 2006, which also contained this information. The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-141631) was declared effective on May 1, 2007 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. The Registrant’s Registration Statement on Form S-1 (Registration No.: 333-150217) was declared effective on May 1, 2008 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 on Form S-3 was filed on February 5, 2009 (Registration No. 333-150217) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Post-Effective Amendment No. 1 to a Registration Statement on Form S-1 on Form S-3 (Registration No. 333-150217) will also act as Post-Effective Amendment No. 2 to File No. 333-141631 and as a Post-Effective Amendment No. 1 to File No. 333-150217, which also contained this information. The Registrant’s Registration Statement on Form S-3 (Registration No.: 333-158733) was declared effective upon filing on April 23, 2009 with information with respect to the use of proceeds from the sale of the Shares being disclosed therein. A Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 was declared effective upon filing on January 4, 2010, which also contained this information. The Shares began trading on the NYSE Alternext on February 3, 2006 and are now traded on the NYSE Arca as of November 25, 2008.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

During the Year Ended December 31, 2009, 130.0 million Shares were created for $2,882.1 million and 8.0 million Shares were redeemed for $174.5 million. For the Three Months Ended December 31, 2009, 25.0 million Shares were created for $603.3 million and 3.0 million Shares were redeemed for $68.6 million. On December 31, 2009, 178.0 million Shares of the Fund were outstanding for a market capitalization of $4,382.4 million.

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

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2009, 2008 and 2007:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2009	8,000,000	$21.81
Year Ended December 31, 2008	30,000,000	$36.73
Year Ended December 31, 2007	2,600,000	$28.77

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2009, 2008, 2007 and 2006 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 31, 2006; therefore, no operating results occurred prior to that date. As a result, there is no comparable financial data presented below for 2005.

	YEAR ENDED			PERIOD ENDED December 31, 2006
	December 31, 2009	December 31, 2008	December 31, 2007
Interest Income	$3,427,808	$35,937,704	$46,678,838	$22,735,035
Net investment income	$(18,760,783)	$20,224,319	$38,609,893	$18,451,405
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$499,850,835	$(456,010,180)	$291,658,800	$(1,454,764)
Net Income (Loss)	$481,090,052	$(435,785,861)	$330,268,693	$16,996,641
Net Income (Loss) per Share	$3.23	$(9.70)	$7.67	$0.91
Distribution per Share	$—	$0.34	$0.76	$0.61
Net increase (decrease) in cash	$(1,471,361,635)	$1,713,943,642	$(42,580,605)	$42,579,605

	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006
Total Assets	$4,390,954,240	$1,199,952,828	$1,748,716,168	$712,360,005
Shares NAV	$24.65	$21.42	$31.46	$24.55
General Shares NAV	$24.65	$21.43	$31.48	$24.55

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009

Interest income	$376,713	$901,785	$1,310,739	$838,571
Net investment income	$(2,219,631)	$(3,826,786)	$(5,025,958)	$(7,688,408)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(73,156,602)	$217,993,749	$(44,752,453)	$399,766,141
Net income/(loss)	$(75,376,233)	$214,166,963	$(49,778,411)	$392,077,733
Increase/(decrease) in Net Asset Value	$513,263,839	$1,266,144,511	$482,543,851	$926,755,307
Net Income (Loss) per Share	$(1.23)	$2.27	$(0.27)	$2.46

	For the Three Months Ended March 31, 2008	For the Three Months Ended June 30, 2008	For the Three Months Ended September 30, 2008	For the Three Months Ended December 31, 2008
Interest income	$12,923,071	$10,202,048	$9,811,634	$3,000,951
Net investment income	$9,186,425	$4,979,069	$5,468,131	$590,694
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$230,265,425	$583,923,615	$(672,699,995)	$(597,499,225)
Net income/(loss)	$239,451,850	$588,902,684	$(667,231,864)	$(596,908,531)
Increase/(decrease) in Net Asset Value	$705,941,512	$718,716,078	$(1,171,386,954)	$(595,703,121)
Net Income (Loss) per Share	$4.44	$9.04	$(11.33)	$(11.85)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview/Introduction

During the period from January 31, 2006 (commencement of investment operations) to May 23, 2006, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Excess Return™ over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. During the period from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts in the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index is Deutsche Bank AG London (the “Index Sponsor”). DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund, the Master Fund and the Managing Owner.

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

Performance Summary

This Report covers the three months ended December 31, 2009, 2008 and 2007 ((herein referred to as the “Three Months Ended December 31, 2009”, the “Three Months Ended December 31, 2008” and the “Three Months Ended December 31, 2007”, respectively), and the years ended December 31, 2009, 2008 and 2007 (herein referred to as the “Year Ended December 31, 2009”, the “Year Ended December 31, 2008” and the “Year Ended December 31, 2007”, respectively).

Performance of the Fund and the exchange traded Shares is detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™, or DBCLI-OYTR™ consists of the Index plus 3-month United States Treasury Obligations returns. (Because the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity-Index Optimum Yield Excess Return™ (“DBLCI-OY ER™”) to October 19, 2009, references to the DBLCI-OY TR™ and the DBLCI Diversified TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Total Return™, or DBLCI–OY Diversified TR™, consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009, 2008, and 2007 and Summary of DBLCI–OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009 and the Year Ended December 31, 2009” below provides an overview of the changes in the closing levels of DBLCI–OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™ or the DBLCI–OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009, 2008 and 2007 and the Years Ended December 31, 2009, 2008, and 2007 and Summary of DBLCI–OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009 and the Year Ended December 31, 2009

Underlying Index	AGGREGATE RETURNS FOR INDEX IN THE
	DBLCI-OYTR™ *			DBLCI–OY Diversified TR™
	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Three Months Ended December 31, 2009
DB Crude Oil Indices	10.47%	-46.86%	23.40%	10.47%
DB Heating Oil Indices	9.21%	-47.66%	20.93%	9.21%
DB Aluminum Indices	15.57%	-36.85%	-3.95%	15.57%
DB Gold Indices	8.53%	-0.06%	11.62%	8.53%
DB Corn Indices	13.62%	-20.77%	13.75%	13.62%
DB Wheat Indices	12.48%	-12.97%	14.87%	12.48%
RBOB Gasoline Indices	N/A	N/A	N/A	11.26%
Natural Gas Indices	N/A	N/A	N/A	-7.10%
Brent Crude Indices	N/A	N/A	N/A	9.59%
Silver Indices	N/A	N/A	N/A	1.05%
Zinc Indices	N/A	N/A	N/A	29.32%
Copper Grade A Indices	N/A	N/A	N/A	19.56%
Soybeans Indices	N/A	N/A	N/A	9.25%
Sugar Indices	N/A	N/A	N/A	2.01%

AGGREGATE RETURNS	11.31%	-35.47%	16.14%	10.08%

Underlying Index	AGGREGATE RETURNS FOR INDEX IN THE
	DBLCI-OYTR™ *			DBLCI–OY Diversified TR™
	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2009
DB Crude Oil Indices	36.28%	-40.80%	39.15%	36.28%
DB Heating Oil Indices	15.44%	-36.34%	45.76%	15.44%
DB Aluminum Indices	32.58%	-38.78%	-7.00%	32.58%
DB Gold Indices	22.95%	3.15%	29.02%	22.95%
DB Corn Indices	-13.32%	-17.35%	17.32%	-13.32%
DB Wheat Indices	-21.84%	-25.43%	57.16%	-21.84%
RBOB Gasoline Indices	N/A	N/A	N/A	51.86%
Natural Gas Indices	N/A	N/A	N/A	-44.29%
Brent Crude Indices	N/A	N/A	N/A	29.09%
Silver Indices	N/A	N/A	N/A	48.75%
Zinc Indices	N/A	N/A	N/A	97.61%
Copper Grade A Indices	N/A	N/A	N/A	133.81%
Soybeans Indices	N/A	N/A	N/A	0.73%
Sugar Indices	N/A	N/A	N/A	63.01%

AGGREGATE RETURNS	16.15%	-30.94%	32.57%	27.87%

*	During the period from October 19, 2009 to December 31, 2009, the Fund tracked the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBLCI–OY ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the DBLCI–OY Diversified ER™ (the DBLCI OYER™ prior to October 19, 2009) and underperform the DBLCI–OY Diversified TR™ (the DBLCI OYTR™ prior to October 19, 2009). The only difference between (i) the Index and the DBLCI OYER™ (collectively referred to as the “Excess Return Indexes”) and (ii) the DBLCI–OY Diversified TR™ and the DBLCI OYTR™ (collectively referred to as the “Total Return Indexes”) is that the Excess Return Indexes do not include interest income from a hypothetical basket of fixed income securities while the Total Return Indexes do include such a component. The difference between the Excess Return Indexes and the Total Return Indexes is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index (or prior to October 19, 2009, the DBLCI OYER™). The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Indexes by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Indexes. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Indexes.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 8 for further information.

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

The Commodity Broker, when acting as the Master Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Master Fund all assets of the Master Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Master Fund related to foreign futures trading. Also see Item 1A.—Risk Factors—“Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Master Fund Remains at Risk of Significant Losses Because the Master Fund May Only Receive a Pro-Rata Share of the Assets.”

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $4,179 million, $1,621 million and $(542) million during the Years Ended December 31, 2009, 2008 and 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2009, $11,956 million was paid to purchase United States Treasury Obligations and $8,225 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $7,618 million was paid to purchase United States Treasury Obligations and $8,950 million was received from sales and maturing contracts. During the Year Ended December 31, 2007, $4,526 million was paid to purchase United States Treasury Obligations and $3,802 million was received from sales and maturing contracts. Unrealized appreciation on futures increased by $910 million, decreased by $959 million and increased by $305 million during the Years Ended December 31, 2009, 2008 and 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $2,708 million, $93 million and $500 million during the Years Ended December 31, 2009, 2008 and 2007, respectively. This included $2,882 million, $1,213 million and $611 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2009, 2008 and 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007 AND FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

The Fund was launched on January 31, 2006 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from February 3, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBC”), (ii) the Fund’s NAV (as reflected by the graph “DBCNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBLCIX”). The price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not Index Commodities as proxies for the Index Commodities. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodities as proxies for Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008 AND 2007, AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008, AND 2007

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below

Additional Legends

Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses. During the period from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc. Therefore, with respect to the above graph For the Year Ended December 31, 2009, DBLCIX reflects Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ from January 1, 2009 to the close of business on October 16, 2009, and DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Diversified Excess Return™ from October 19, 2009 to the close of business on December 31, 2009. With respect to the above graphs For the Years Ended December 31, 2008 and 2007, DBLCIX reflects Deutsche Bank Liquid Commodity Index-Optimum Yield Excess Return™.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JANUARY 2007, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD SEPTEMBER 1997 THROUGH DECEMBER 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: “RISK FACTORS” SET FORTH HEREIN, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

For the Year Ended December 31, 2009, the NYSE Arca market value of each Share increased 16.19% from $21.19 per Share to $24.62 per Share. The Share price low and high for the Year Ended December 31, 2009 and related change from the Share price from December 31, 2008 was as follows: Shares traded from a low of $18.15 per Share (-14.35%) on March 2, 2009 to a high of $24.84 per Share (+17.23%) on December 1, 2009. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund, on a market value basis, was 16.19%.

For the Year Ended December 31, 2008, the NYSE Arca market value of each Share decreased 32.86% from $31.56 per Share to $21.19 per Share. The Share price high and low for the Year Ended December 31, 2008 and related change from the Share price from December 31, 2007 was as follows: Shares traded from a high of $46.44 per Share (+47.15%) on July 2, 2008 to a low of $19.69 per Share (-37.61%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis, was -31.78%, including the distribution noted below.

On December 30, 2008, the Fund made a $0.34 per Share distribution to Shareholders of record as of December 17, 2008.

For the Year Ended December 31, 2007, the NYSE Alternext market value of each Share increased 28.40% from $24.58 per Share to $31.56 per Share. The Share price high and low for the Year Ended December 31, 2007 and related change from the Share price from December 31, 2006 was as follows: Shares traded from a low of $22.61 per Share (-8.01%) on January 18, 2007 to a high of $31.99 per Share (+30.15%) on December 12, 2007. Therefore, the total return for the Fund, on a market value basis, was 31.49%, including the distribution noted below.

On December 28, 2007, the Fund made a $0.76 per Share distribution to Shareholders of record as of December 19, 2007.

Fund Share Net Asset Performance

For the Year Ended December 31, 2009, the net asset value of each Share increased 15.08% from $21.42 per Share to $24.65 per Share. Appreciation in futures contracts prices for Copper, Zinc, Sugar, RBOB Gasoline, Silver, Crude Oil, Brent Crude, Aluminum, Gold and Heating Oil during the Year Ended December 31, 2009 more than offset falling prices for Natural Gas, Wheat and Corn during that same period, contributing to an overall 27.87% increase in the level of the DBLCI–OY Diversified TR™.3 No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 15.08%.

Net income for the Year Ended December 31, 2009 was $481.1 million, resulting from $3.4 million of interest income, net realized losses of $410.3 million, net unrealized gains of $910.2 million and operating expenses of $22.2 million.

[3]

As more fully detailed above, from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Diversified Excess Return™.

For the Year Ended December 31, 2008, the net asset value of each Share decreased 31.91% from $31.46 per Share to $21.42 per Share. Falling futures contracts prices for crude oil, heating oil, aluminum, corn and wheat during the Year Ended December 31, 2008 more than offset appreciation in prices for gold during that same period, contributing to an overall 30.94% decrease in the level of the DBLCI-OYTR™. On December 30, 2008, the Fund made a $0.34 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was -30.83%.

Net loss for the Year Ended December 31, 2008 was $435.8 million, resulting from $35.9 million of interest income, net realized gains of $503.1 million, net unrealized losses of $959.1 million and operating expenses of $15.7 million.

For the Year Ended December 31, 2007, the net asset value of each Share increased 28.15% from $24.55 per Share to $31.46 per Share. Appreciation in futures contract prices for crude oil, heating oil, gold, corn and wheat during the Year Ended December 31, 2007 more than offset falling prices for aluminum during that same period, contributing to an overall 32.57% increase in the level of the DBLCI-OYTR™. On December 28, 2007, the Fund made a $0.76 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis, including the distribution, was 31.24%.

Net income for the Year Ended December 31, 2007 was $330.3 million, resulting from $46.7 million of interest income, net realized loss of $13.1 million, net unrealized gains of $304.8 million and operating expenses of $8.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2009, 2008 AND 2007

Fund Share Price Performance

For the Three Months Ended December 31, 2009, the NYSE Arca market value of each Share increased 11.60% from $22.06 per Share to $24.62 per Share. The Share price low and high for the Three Months Ended December 31, 2009 and related change from the Share price on September 30, 2009 was as follows: Shares traded from a low of $21.70 per Share (-1.63%) on October 2, 2009 to a high of $24.84 per Share (+12.60%) on December 1, 2009. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund, on a market value basis, was 11.60%.

For the Three Months Ended December 31, 2008, the NYSE Arca market value of each Share decreased 37.47% from $33.89 per Share to $21.19 per Share. The Share price high and low for the Three Months Ended December 31, 2008 and related change from the Share price on September 30, 2008 was as follows: Shares traded from a high of $33.10 per Share (-2.33%) on October 1, 2008 to a low of $19.69 per Share (-41.90%) on December 24, 2008. Therefore, the total return for the Fund, on a market value basis including the below noted distribution, was -36.47%.

On December 30, 2008, the Fund made a $0.34 per Share distribution to Shareholders of record as of December 17, 2008.

For the Three Months Ended December 31, 2007, the NYSE Alternext market value of each Share increased 12.27% from $28.11 per Share to $31.56 per Share. The Share price high and low for the Three Months Ended December 31, 2007 and related change from the Share price on September 30, 2007 was as follows: Shares traded from a low of $27.17 per Share (-3.34%) on October 8, 2007 to a high of $31.99 per Share (+13.8%) on December 12, 2007. Therefore, the total return for the Fund, on a market value basis including the below noted distribution, was 14.98%.

On December 28, 2007, the Fund made a $0.76 per Share distribution to Shareholders of record as of December 19, 2007.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 11.09% from $22.19 per Share to $24.65 per Share. Appreciation in futures contracts prices for Zinc, Copper, Aluminum, Corn, RBOB Gasoline, Crude Oil, Brent Crude, Wheat, Soybeans, Heating Oil, Sugar, Gold and Silver during the Three Months Ended December 31, 2009 more than offset falling futures contract prices for Natural Gas contributing to an overall 10.08% increase in the level of the DBLCI–OY Diversified TR™.4 No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund, on a net asset value basis, was 11.09%.

Net income for the Three Months Ended December 31, 2009 was $392.0 million, resulting from $0.8 million of interest income, net realized gains of $34.3 million, net unrealized gains of $365.4 million and operating expenses of $8.5 million.

For the Three Months Ended December 31, 2008, the net asset value of each Share decreased 36.27% from $33.61 per Share to $21.42 per Share. Falling futures contracts prices for crude oil, heating oil, aluminum, gold, corn and wheat during the Three Months Ended December 31, 2008 contributed to an overall 35.47% decrease in the level of the DBLCI-OYTR™. On December 30, 2008, the Fund made a $0.34 per Share distribution to Shareholders of record as of December 17, 2008. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was -35.26%.

Net loss for the Three Months Ended December 31, 2008 was $596.9 million, resulting from $3.0 million of interest income, net realized losses of $159.8 million, net unrealized losses of $437.7 million and operating expenses of $2.4 million.

For the Three Months Ended December 31, 2007, the net asset value of each Share increased 12.96% from $27.85 per Share to $31.46 per Share. Appreciation in the futures contracts prices of crude oil, heating oil, gold, corn and wheat during the Three Months Ended December 31, 2007 more than offset falling futures contract prices for aluminum during that same period, contributing to an overall 16.14% increase in the level of the DBLCI-OYTR™. On December 28, 2007, the Fund made a $0.76 per Share distribution to Shareholders of record as of December 19, 2007. Therefore, the total return for the Fund on a net asset value basis, including the above noted distribution, was 15.70%.

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

[4]	As more fully detailed above, from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index - Optimum Yield Excess Return™. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index - Optimum Yield Diversified Excess Return™.

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

Value at risk (VaR) is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

Commencing December 31, 2009 the Fund is reporting VaR computed using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the underlying futures contracts in connection with the Index Commodity only. Prior to the current reporting period, the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$4,390,954,240	1.66%	$169,685,563	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2008.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$1,199,952,828	2.19%	$61,326,782	16

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s open positions by market category as of December 31, 2008 as reported under the VaR methodology in effect until December 31, 2008.

Market Sector	Delivery Month	VaR $ Value*	VaR* % of Net Assets	Number of times VaR Exceeded
Corn	December 2009	8,458,411	0.71%	8
WTI Crude Oil	June 2009	33,189,511	2.77%	11
Gold	June 2009	5,485,483	0.46%	9
Heating Oil	May 2009	15,326,574	1.28%	9
Aluminum	November 2009	6,599,504	0.55%	9
Wheat	July 2009	9,917,241	0.83%	9
Aggregate/Total		61,867,926	5.16%	9

*	The VaR for a contract represents the one-day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using the variance/co-variance methodology taking historical market moves for the contract and using a one-year look-back. The aggregate VaR for the Fund represents the VaR of the Fund’s open positions across all contracts and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for those disclosures that are statements of historical fact—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2009 by market sector.

ENERGY

Light Sweet Crude Oil

The price of light sweet crude oil is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for light sweet crude oil. In addition, various other factors can affect the demand for light sweet crude oil, such as weather, political events and labor activity. The supply of light sweet crude oil can be affected by many events, in particular, the meetings of the Organization of Petroleum Exporting Countries. Market expectations about events that will influence either demand or supply can cause prices for light sweet crude oil to fluctuate greatly. A significant amount of the world oil production capacity is controlled by a relatively small number of producers. Any large change in production by one of these producers could have a substantial effect on the price of light sweet crude oil.

Heating Oil

The price of heating oil is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for heating oil. In addition, the seasonal temperatures in countries throughout the world can also heavily influence the demand for heating oil. Heating oil is derived from crude oil and as such, any factors that influence the supply of crude oil may also influence the supply of heating oil.

Brent Crude Oil

The price of Brent crude oil is volatile and is affected by numerous factors. The price of Brent crude oil is influenced by many factors, including, but not limited to, the amount of output by oil producing nations, worldwide supply/stockpiles, weather, various geopolitical factors that cause supply disruptions (e.g., war, terrorism), global demand (particularly from emerging nations), currency fluctuations, and activities of market participants such as hedgers and speculators.

RBOB Gasoline

The price of RBOB Gasoline is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for RBOB Gasoline. In addition, the demand has seasonal variations, which occur during “driving seasons” usually considered the summer months in North America and Europe. RBOB Gasoline is derived from crude oil and as such, any factors that influence the supply of crude oil may also influence the supply of RBOB Gasoline.

Natural Gas

The price of natural gas is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for natural gas. In addition to the seasonal temperatures in countries throughout the world, any fluctuations in temperature may also heavily influence the demand for natural gas.

METALS

Gold

The price of gold is volatile and is affected by numerous factors. Gold prices float freely in accordance with supply and demand. The price movement of gold may be influenced by a variety of factors, including announcements from central banks regarding reserve gold holdings, agreements among central banks, purchases and sales of gold by central banks, other governmental agencies that hold large supplies of gold, political uncertainties, economic concerns such as an increase or decrease in confidence in the global monetary system, the relative strength of the U.S. dollar, interest rates and numerous other factors. Gold prices may also be affected by industry factors such as industrial and jewelry demand.

Silver

The price of silver is volatile and is affected by numerous factors. The largest industrial users of silver (e.g., photographic, jewelry, and electronic industries) may influence its price. A change in economic conditions, such as a recession, can adversely affect industries which are dependent upon the use of silver. In turn, such a negative economic impact may decrease demand for silver, and, consequently, its price. Worldwide speculation and hedging activity by silver producers may also impact its price.

Aluminum

The price of aluminum is volatile. The price movement of aluminum may be influenced by a variety of factors, including the level of global industrial activity and demand, especially relating to the transportation, packaging and building sectors, each of which significantly influences the demand, and in turn, the price of aluminum. Prices for aluminum are influenced by a number of factors including the level of economic activity in large aluminum consuming markets, political uncertainties, economic concerns and the rate of supply of new metal from producers. The production of aluminum is a power intensive process that requires large amounts of inexpensive power. Disruptions in the amount of energy available to aluminum producers could affect the supply of aluminum.

Zinc

The price of zinc is volatile and is affected by numerous factors. The price of zinc is primarily affected by the global demand for and supply of zinc. Demand for zinc is significantly influenced by the level of global industrial economic activity. The galvanized steel industrial sector is particularly important given that the use of zinc in the manufacture of galvanized steel accounts for approximately 50% of world-wide zinc demand. The galvanized steel sector is in turn heavily dependent on the automobile and construction sectors. An additional, but highly volatile component of demand, is adjustments to inventory in response to changes in economic activity and/or pricing levels. The supply of zinc concentrate (the raw material) is dominated by China, Australia, North America and Latin America. The supply of zinc is also affected by current and previous price levels, which will influence investment decisions in new mines and smelters. It is not possible to predict the aggregate effect of all or any combination of these factors.

Copper

The price of copper is volatile. The price of copper is primarily affected by the global demand for and supply of copper. Demand for copper is significantly influenced by the level of global industrial economic activity. Industrial sectors which are particularly important include the electrical and construction sectors. In recent years demand has been supported by strong consumption from newly industrializing countries, which continue to be in a copper-intensive period of economic growth as they develop their infrastructure (such as China). An additional, but highly volatile, component of demand is adjustments to inventory in response to changes in economic activity and/or pricing levels. Apart from the United States, Canada and Australia, the majority of copper concentrate supply (the raw material) comes from outside the Organization for Economic Cooperation and Development countries. Chile is the largest producer of copper concentrate. In previous years, copper supply has been affected by strikes, financial problems and terrorist activity. Output has fallen particularly sharply in the “African Copperbelt” and in Bougainville, Papua New Guinea. Any political turmoil in these countries may cause copper supply to fall.

AGRICULTURAL

Corn

The price of corn is volatile. The price movement of corn may be influenced by three primary supply factors: farmer planting decisions, climate, and government agricultural policies and three major market demand factors: livestock feeding, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements. Additionally, the price movement of corn may be influenced by a variety of other factors, including weather conditions, disease, transportation costs, political uncertainties and economic concerns.

Wheat

The price of wheat is volatile. The price movement of wheat may be influenced by three primary supply factors: farmer planting decisions, climate, and government agricultural policies and three major market demand factors: food, shortages or surpluses of world grain supplies, and domestic and foreign government policies and trade agreements. Additionally, the price movement of wheat may be influenced by a variety of other factors, including weather conditions, disease, transportation costs, political uncertainties and economic concerns.

Soybeans

The price of soybeans is volatile. The price movement of soybeans may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Sugar

The price of sugar is volatile. The price movement of sugar may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

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

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2009.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 46 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of
the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer
of the Managing Owner

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Commodity Index Tracking Fund and Subsidiary:

We have audited PowerShares DB Commodity Index Tracking Fund and Subsidiary’s (the Fund) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Commodity Index Tracking Fund and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the consolidated schedules of investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Commodity Index Tracking Fund and Subsidiary:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary (the Fund) as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Commodity Index Tracking Fund and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Commodity Index Tracking Fund and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2010 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 24, 2010

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $3,908,543,765 and $174,784,186, respectively)	$3,908,619,651	$174,793,945
Cash held by broker (restricted $18,424,838 and $0, respectively)	261,006,845	1,713,943,642
Net unrealized appreciation (depreciation) on futures contracts	221,326,744	(688,785,759)

Deposits with broker	4,390,953,240	1,199,951,828
Other assets	1,000	1,000

Total assets	$4,390,954,240	$1,199,952,828

Liabilities
Payable to broker	$298,202	$—
Management fee payable	2,685,593	689,981
Brokerage fee payable	16,000	15,910

Total liabilities	$2,999,795	$705,891

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2009 and 2008, respectively	1,000	1,000
Accumulated deficit	(14)	(143)

Total General shares	986	857

Shares:
Paid in capital - 178,000,000 and 56,000,000 redeemable Shares issued and outstanding as of December 31, 2009 and 2008, respectively	4,067,244,194	1,359,626,738
Accumulated earnings (deficit)	320,708,279	(160,381,515)

Total Shares	4,387,952,473	1,199,245,223

Total shareholders’ equity	4,387,953,459	1,199,246,080

Non-controlling interest in consolidated subsidiary - related party	986	857

Total equity	4,387,954,445	1,199,246,937

Total liabilities and equity	$4,390,954,240	$1,199,952,828

Net asset value per share
General shares	$24.65	$21.43
Shares	$24.65	$21.42

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	19.55%	$857,999,142	$858,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	4.30	188,498,869	188,500,000
U.S. Treasury Bills, 0.005% due January 21, 2010	4.19	183,997,608	184,000,000
U.S. Treasury Bills, 0.01% due January 28, 2010	4.02	176,296,298	176,300,000
U.S. Treasury Bills, 0.025% due February 4, 2010	7.20	315,990,520	316,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	10.21	447,983,424	448,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	3.40	148,995,381	149,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	10.37	454,972,245	455,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	4.03	176,986,902	177,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	5.58	244,979,910	245,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	6.86	300,969,599	301,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	5.20	227,976,288	228,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	4.17	182,973,465	183,000,000

Total United States Treasury Obligations (cost $3,908,543,765)	89.08%	$3,908,619,651

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,551 contracts, settlement date November 15, 2010)	0.59%	$25,927,112
Brent Crude (6,396 contracts, settlement date September 15, 2010)	(0.14)	(6,316,870)
Copper (1,105 contracts, settlement date March 15, 2010)	0.48	21,158,863
Corn (3,739 contracts, settlement date March 12, 2010)	0.13	5,759,262
Corn (5,938 contracts, settlement date December 14, 2010)	0.08	3,574,425
RBOB Gasoline (6,088 contracts, settlement date October 29, 2010)	(0.07)	(3,068,079)
Light Sweet Crude Oil (6,452 contracts, settlement date June 22, 2010)	0.85	37,393,180
Gold (3,148 contracts, settlement date April 28, 2010)	1.06	46,501,740
Heating Oil (5,883 contracts, settlement date May 28, 2010)	1.27	55,661,768
Mill Wheat (1,712 contracts, settlement date March 10, 2010)	0.00	70,428
Natural Gas (4,291 contracts, settlement date August 27, 2010)	0.09	4,100,670
Red Wheat (3,054 contracts, settlement date July 14, 2010)	(0.10)	(4,464,038)
Red Wheat (916 contracts, settlement date December 14, 2010)	(0.02)	(841,662)
Silver (988 contracts, settlement date December 28, 2010)	(0.06)	(2,629,890)
Soybean (2,859 contracts, settlement date November 12, 2010)	0.12	5,052,775
Soybean (1,539 contracts, settlement date January 14, 2011)	(0.05)	(2,291,375)
Soybean Meal (1,333 contracts, settlement date December 14, 2010)	(0.02)	(683,860)
Soybean Oil (1,178 contracts, settlement date December 14, 2010)	0.02	998,874
Sugar (10,939 contracts, settlement date June 30, 2010)	0.65	28,316,926
Wheat (3,054 contracts, settlement date July 14, 2010)	(0.41)	(17,774,487)
Wheat (916 contracts, settlement date December 14, 2010)	0.01	482,413
Zinc (3,322 contracts, settlement date May 17, 2010)	0.56	24,398,569

Net Unrealized Appreciation on Futures Contracts	5.04%	$221,326,744

Net unrealized appreciation is comprised of unrealized gains of $272,825,020 and unrealized losses of $51,498,276.

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.95% due January 15, 2009	0.79%	$9,499,953	$9,500,000
U.S. Treasury Bills, 0.65% due January 22, 2009	3.34	39,999,840	40,000,000
U.S. Treasury Bills, 0.03% due January 29, 2009	1.78	21,299,531	21,300,000
U.S. Treasury Bills, 0.53% due February 5, 2009	2.50	29,999,190	30,000,000
U.S. Treasury Bills, 0.355% due February 12, 2009	0.75	8,999,712	9,000,000
U.S. Treasury Bills, 0.15% due February 19, 2009	0.33	3,999,868	4,000,000
U.S. Treasury Bills, 0.15% due February 26, 2009	2.00	23,998,944	24,000,000
U.S. Treasury Bills, 0.005% due March 12, 2009	2.67	31,997,472	32,000,000
U.S. Treasury Bills, 0.04% due March 26, 2009	0.42	4,999,435	5,000,000

Total United States Treasury Obligations (cost $174,784,186)	14.58%	$174,793,945

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e)

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Aluminum (3,212 contracts, settlement date November 16, 2009)	(4.50)%	$(54,038,632)
Corn (6,854 contracts, settlement date December 14, 2009)	0.07	878,113
Light Sweet Crude Oil (7,022 contracts, settlement date June 22, 2009)	(34.32)	(411,542,490)
Gold (1,823 contracts, settlement date June 26, 2009)	1.64	19,647,490
Heating Oil (3,147 contracts, settlement date May 29, 2009)	(16.39)	(196,562,915)
Wheat (5,413 contracts, settlement date July 14, 2009)	(3.93)	(47,167,325)

Net Unrealized Depreciation on Futures Contracts	(57.43)%	$(688,785,759)

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Income
Interest Income, net	$3,427,808	$35,937,704	$46,678,838

Expenses
Management Fee	20,523,877	15,177,543	7,698,410
Brokerage Commissions and Fees	1,664,714	535,842	370,535

Total Expenses	22,188,591	15,713,385	8,068,945

Net investment income (loss)	(18,760,783)	20,224,319	38,609,893

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(13,235)	942,701	14,134
Futures	(410,314,560)	502,138,330	(13,140,037)

Net realized gain (loss)	(410,327,795)	503,081,031	(13,125,903)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	66,127	(367,061)	101,830
Futures	910,112,503	(958,724,150)	304,682,873

Net change in unrealized gain (loss)	910,178,630	(959,091,211)	304,784,703

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	499,850,835	(456,010,180)	291,658,800

Net Income (Loss)	$481,090,052	$(435,785,861)	$330,268,693

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(129)	143	—

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund and Subsidiary	$481,089,923	$(435,785,718)	$330,268,693

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(143)	$857	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,080	$857	$1,199,246,937
Sale of Shares					130,000,000	2,882,078,200		2,882,078,200	2,882,078,200		2,882,078,200
Redemption of Shares					(8,000,000)	(174,460,744)		(174,460,744)	(174,460,744)		(174,460,744)
Net Income
Net investment loss			(7)	(7)			(18,760,769)	(18,760,769)	(18,760,776)	(7)	(18,760,783)
Net realized loss on United States Treasury Obligations and Futures			(155)	(155)			(410,327,485)	(410,327,485)	(410,327,640)	(155)	(410,327,795)
Net change in unrealized gain on United States Treasury Obligations and Futures			291	291			910,178,048	910,178,048	910,178,339	291	910,178,630

Net Income			129	129			481,089,794	481,089,794	481,089,923	129	481,090,052

Balance at December 31, 2009	40	$1,000	$(14)	$986	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,953,459	$986	$4,387,954,445

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2008

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2008	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422	$1,000	$1,541,679,422
Sale of Shares					37,000,000	1,213,064,042		1,213,064,042	1,213,064,042		1,213,064,042
Redemption of Shares					(30,000,000)	(1,101,962,652)		(1,101,962,652)	(1,101,962,652)		(1,101,962,652)
Net Loss
Net investment income			15	15			20,224,279	20,224,279	20,224,294	25	20,224,319
Net realized gain on United States Treasury Obligations and Futures			280	280			503,080,437	503,080,437	503,080,717	314	503,081,031
Net change in unrealized loss on United States Treasury Obligations and Futures			(683)	(683)			(959,090,046)	(959,090,046)	(959,090,729)	(482)	(959,091,211)

Net Loss			(388)	(388)			(435,785,330)	(435,785,330)	(435,785,718)	(143)	(435,785,861)

Distributions of net investment income ($0.34 per Share)			(14)	(14)			(17,748,000)	(17,748,000)	(17,748,014)	—	(17,748,014)

Balance at December 31, 2008	40	$1,000	$(143)	$857	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,080	$857	$1,199,246,937

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended December 31, 2007

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2007	40	$1,000	$(18)	$982	29,000,000	$712,388,314	$(484,571)	$711,903,743	$711,904,725	$1,000	$711,905,725
Sale of Shares					22,600,000	610,932,754		610,932,754	610,932,754		610,932,754
Redemption of Shares					(2,600,000)	(74,795,720)		(74,795,720)	(74,795,720)		(74,795,720)
Net Income
Net investment income			42	42			38,609,851	38,609,851	38,609,893		38,609,893
Net realized loss on United States Treasury Obligations and Futures			(21)	(21)			(13,125,882)	(13,125,882)	(13,125,903)		(13,125,903)
Net change in unrealized gain on United States Treasury Obligations and Futures			286	286			304,784,417	304,784,417	304,784,703		304,784,703

Net Income			307	307			330,268,386	330,268,386	330,268,693	—	330,268,693

Distributions of net investment income ($0.76 per Share)			(30)	(30)			(36,632,000)	(36,632,000)	(36,632,030)	—	(36,632,030)

Balance at December 31, 2007	40	$1,000	$259	$1,259	49,000,000	$1,248,525,348	$293,151,815	$1,541,677,163	$1,541,678,422	$1,000	$1,541,679,422

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flow provided by and (used for) operating activities:
Net Income (Loss)	$481,090,052	$(435,785,861)	$330,268,693
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(11,955,501,698)	(7,617,679,825)	(4,525,600,705)
Proceeds from securities sold and matured	8,225,164,456	8,950,428,075	3,801,982,498
Net accretion of discount on United States Treasury Obligations	(3,435,572)	(34,612,996)	(45,737,166)
Net realized (gain) loss on United States Treasury Obligations	13,235	(942,701)	(14,134)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(910,178,630)	959,091,211	(304,784,703)
(Increase) decrease in restricted cash	(18,424,838)	130,678	1,509,982
Change in operating receivables and liabilities:
Receivable for Shares issued	—	6,292,540	(6,292,540)
Payable for securities purchased	—	(5,956,083)	5,956,083
Payable to broker	298,202	(200,008,381)	200,008,381
Management fee payable	1,995,612	(253,980)	489,681
Brokerage fee payable	90	(112,411)	128,321

Net cash provided by and (used for) operating activities	(4,178,979,091)	1,620,590,266	(542,085,609)

Cash flows from financing activities:
Proceeds from sale of Shares	2,882,078,200	1,213,064,042	610,932,754
Redemption of Shares	(174,460,744)	(1,101,962,652)	(74,795,720)
Cash distributions paid on Shares and General Shares	—	(17,748,014)	(36,632,030)

Net cash provided by financing activities	2,707,617,456	93,353,376	499,505,004

Net change in cash held by broker	(1,471,361,635)	1,713,943,642	(42,580,605)
Unrestricted cash held by broker at beginning of period	1,713,943,642	—	42,580,605

Unrestricted cash held by broker at end of period	$242,582,007	$1,713,943,642	$—

See accompanying notes to consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2009

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

This Report covers the years ended December 31, 2009, 2008 and 2007 (herein referred to, as the “Year Ended December 31, 2009”, the “Year Ended December 31, 2008” and the “Year Ended December 31, 2007”, respectively).

(2) Fund Investment Overview

During the period from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Master Fund is

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index.

The Fund does not employ leverage. As of December 31, 2009 and 2008, the Fund had $4,390,953,240 (or 100%) and $1,199,951,828 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $288,167,861 (or 6.56%) and $154,620,803 (or 12.88%) of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of December 31, 2009 and 2008, respectively. For additional information, please see the audited Consolidated Schedule of Investments as of December 31, 2009 and 2008 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2009, the Fund and Master Fund incurred Management Fees of $20,523,877, of which $2,685,593 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and Master Fund incurred Management Fees of $15,177,543, of which $689,981 was payable at December 31, 2008. During the Year Ended December 31, 2007, the Fund and Master Fund incurred Management Fees of $7,698,410.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Year Ended December 31, 2009, the Fund and Master Fund incurred brokerage fees of $1,664,714, of which $16,000 is payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund and Master Fund incurred brokerage fees of $535,842, of which $15,910 is payable at December 31, 2008. During the Year Ended December 31, 2007, the Fund and Master Fund incurred brokerage fees of $370,535.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

Financial Accounting Standards Board (FASB) fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2009 and 2008 were holdings of $288,167,861 and $154,620,803, respectively, which are restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of December 31, 2009, the Fund had cash held by the Commodity Broker of $261,006,845 of which $18,424,838 was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. As of December 31, 2008, the Fund had cash held by the Commodity Broker of $1,713,943,642, of which $688,785,759 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of December 31, 2009 and 2008.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2007.

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2009 and 2008, the futures contracts held by the Fund were in a net unrealized appreciation position of $221,326,744 and a net unrealized depreciation position of $688,785,759, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2009, 2008 and 2007.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2009, 2008 and 2007, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2009	December 31, 2008
United States Treasury Obligations (Level 1)	$3,908,619,651	$174,793,945
Commodity Futures Contracts (Level 1)	$221,326,744	$(688,785,759)

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

There were no Level 2 or Level 3 holdings as of December 31, 2009 and December 31, 2008.

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2009, 2008 and 2007

	Shares			Paid in Capital
	Year Ended			Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2009	December 31, 2008	December 31, 2007
Shares Sold	130,000,000	37,000,000	22,600,000	$2,882,078,200	$1,213,064,042	$610,932,754
Shares Redeemed	(8,000,000)	(30,000,000)	(2,600,000)	(174,460,744)	(1,101,962,652)	(74,795,720)

Net Increase	122,000,000	7,000,000	20,000,000	$2,707,617,456	$111,101,390	$536,137,034

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

No distributions were paid for the Year Ended December 31, 2009.

A distribution of $0.34 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution to Shareholders of $17,748,000 was paid. On December 30, 2008, the Fund paid $0.34 per General Share, a total distribution of $13.60.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

A distribution of $0.76 per Share from net investment income was declared on December 14, 2007 to Shareholders of record as of the close of business on December 19, 2007, payable on December 28, 2007. On December 28, 2007, the total distribution to Shareholders of $36,632,000 was paid. On December 28, 2007, the Fund paid $0.76 per General Share, a total distribution of $30.40.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of December 31, 2009 and 2008 no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the Years Ended December 31, 2009, 2008 and 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Net Asset Value
Net asset value per share, beginning of period	$21.42	$31.46	$24.55

Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.38	(10.05)	6.67
Net investment income (loss)	(0.15)	0.35	1.00

Net income (loss)	3.23	(9.70)	7.67
Distributions of net investment income on Shares	—	(0.34)	(0.76)

Net increase (decrease)	3.23	(10.04)	6.91

Net asset value per Share, end of period	$24.65	$21.42	$31.46

Market value per Share, beginning of period	$21.19	$31.56	$24.58

Market value per Share, end of period	$24.62	$21.19	$31.56

Ratio to average Shares*
Net investment income (loss)	(0.68)%	1.00%	3.75%
Total expenses	0.81%	0.78%	0.78%

Total Return, at net asset value**	15.08%	(30.83)%	31.24%

Total Return, at market value**	16.19%	(31.78)%	31.49%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through February 24, 2010, the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than the event disclosed below.

Effective January 4, 2010, the Management Fee was increased to 0.85% from 0.75% per annum of the daily net asset value of the Master Fund.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer, and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. Their reports in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 45 of this Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2009, as stated in their report on page 46 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	45	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	43	Principal Financial Officer
Martin Kremenstein	33	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	29	Vice President and Member of the Board of Managers

Hans Ephraimson joined Deutsche Bank AG in June 1986 and is a Managing Director in the North American Structured Sales and the DBX Group. Mr. Ephraimson has also been a Desk Head for foreign exchange in Deutsche Bank AG’s Institutional Clients Group for North America since January 1999. Mr. Ephraimson serves as a member of the Board of Managers and Chief Executive Officer of the Managing Owner. Mr. Ephraimson has been a principal and associated person of the Managing Owner since July 9, 2008 and June 25, 2009, respectively, and a member of the NFA since June 25, 2009. Mr. Ephraimson received his Bachelors of Science from Syracuse University in 1986 and an MBA from Columbia University in 1995.

Michael Gilligan joined Deutsche Bank AG in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Principal Financial Officer of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks and his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

Martin Kremenstein joined Deutsche Bank AG in August 2006, and serves as a Director in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Kremenstein serves as the Chief Operating Officer, Chief Investment Officer and Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and a member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase, a large international financial institution, from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Alex Depetris joined Deutsche Bank AG in June 2008 and serves as a Vice President in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. Mr. Depetris serves as a Vice President of the Managing Owner. Mr. Depetris has been a principal and associated person of the Managing Owner since April 13, 2009 and June 17, 2009, respectively, and a member of the NFA since June 17, 2009. From December 2006 to May 2008, Mr. Depetris was an associate with the law firm of Arnold & Porter LLP in New York, and prior to that he was an associate with the law firm Sullivan & Worcester LLP in Boston, Massachusetts from September 2005 through November 2006. Mr. Depetris received his J.D. from Boston University School of Law in 2005 and his Bachelors of Science in Finance from University of Maryland, College Park in 2002.

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://www.deutsche-bank.com/corporate-governance, under the heading “Codes of Ethics”. Other than several nonsubstantive changes made in May 2006, there have been no amendments or waivers to this code of ethics since its adoption. Information regarding any future amendments or waivers will be published on the aforementioned website.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.85% (0.85% annually) of the daily net asset value of the Master Fund. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.75% (0.75% annually) of the daily net asset value of the Master Fund.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $20,523,877 of which $17,838,284 had been paid at December 31, 2009. Management Fees of $2,685,593 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $1,664,714 to Deutsche Bank Securities Inc. of which $1,648,714 had been paid at December 31, 2009. Brokerage commissions of $16,000 were unpaid at December 31, 2009 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $15,177,543 of which $14,487,562 had been paid at December 31, 2008. Management Fees of $689,981 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $535,842 to Deutsche Bank Securities Inc. of which $519,932 had been paid at December 31, 2008. Brokerage commissions of $15,910 were unpaid at December 31, 2008 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2007, the Fund has incurred Management Fees of $7,698,410 of which $6,754,449 had been paid at December 31, 2007. Management Fees of $943,961 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

As of the Year Ended December 31, 2007, the Fund has incurred brokerage commissions of $370,535 to Deutsche Bank Securities Inc. of which $242,214 had been paid at December 31, 2007. Brokerage commissions of $128,321 were unpaid at December 31, 2007 and are reported as a liability on the consolidated statement of financial condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2009, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Martin Kremenstein	100	Less than 0.01%

	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees	$145,294	$146,956
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$145,294	$146,956

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

(a)(1) Financial Statements

See financial statements commencing on page 44 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.1.1	Amendment No. 1 to Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [5]

4.1.2	Amendment No. 2 to Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [5]

4.1.3	Amendment No. 3 to Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [5]

4.1.4	Amendment No. 4 to Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [7]

4.2	Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant [4]

4.2.1	Amendment No. 1 to Amended and Restated Declaration of Trust and Trust Agreement of the Co- Registrant [5]

4.2.2	Amendment No. 2 to Amended and Restated Declaration of Trust and Trust Agreement of the Co- Registrant [5]

4.2.3	Amendment No. 3 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant [7]

4.2.4	Amendment No. 4 to Amended and Restated Declaration of Trust and Trust Agreement of the Co-Registrant [8]

4.3	Form of Participant Agreement [2]

10.1	Form of Escrow Agreement [4]

10.2	Form of Customer Agreement between DB Commodity Index Tracking Master Fund and Deutsche Bank Securities Inc. [1]

10.3	Form of Administration Agreement [1]

10.4	Form of Global Custody Agreement [1]

10.5	Form of Transfer Agency and Service Agreement [1]

10.6	Form of Distribution Services Agreement [1]

10.7	AIM Second Amended and Restated Marketing Agreement [6]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1, SEC Registration Number 333-125325, on August 5, 2005 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1, SEC Registration Number 333-125325, on September 13, 2005 and incorporated herein by reference.
3	Previously filed as an exhibit to Pre-Effective Amendment No. 4 to Form S-1, SEC Registration Number 333-125325, on October 26, 2005 and incorporated herein by reference.
4	Previously filed as an exhibit to Pre-Effective Amendment No. 5 to Form S-1, SEC Registration Number 333-125325, on December 21, 2005 and incorporated herein by reference.
5	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Form S-1, SEC Registration Number 333-125325, on August 10, 2006 and incorporated herein by reference.
6	Previously filed as an exhibit to Registration Statement on Form S-1, SEC Registration Number 333-141631, on March 28, 2007 and incorporated herein by reference.
7	Previously filed as an exhibit to Form 8-K, SEC Registration Number 001-32726, on September 30, 2009 and incorporated herein by reference.
8	Previously filed as an exhibit to Post-Effective Amendment No. 1 to Form S-3, SEC Registration Number 333-158733, on January 4, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer

DB Commodity Index Tracking Master Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: February 24, 2010		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer