Form 10-Q
period 2010-03-31
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2010-05-10
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2010: 198,600,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

March 31, 2010 (unaudited) and December 31, 2009

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $4,579,191,344 and $3,908,543,765, respectively)	$4,579,039,099	$3,908,619,651
Cash held by broker (restricted $17,808,890 and $18,424,838, respectively)	303,167,220	261,006,845
Net unrealized appreciation on futures contracts	900,090	221,326,744

Deposits with broker	4,883,106,409	4,390,953,240
Other assets	1,000	1,000

Total assets	$4,883,107,409	$4,390,954,240

Liabilities
Payable to broker	$393,624	$298,202
Payable for securities purchased	192,931,699	—
Management fee payable	3,322,579	2,685,593
Brokerage fee payable	2,851	16,000

Total liabilities	196,650,753	2,999,795

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated deficit	(56)	(14)

Total General shares	944	986

Shares:
Paid in capital - 198,600,000 and 178,000,000 redeemable Shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	4,547,907,884	4,067,244,194
Accumulated earnings	138,546,884	320,708,279

Total Shares	4,686,454,768	4,387,952,473

Total shareholders’ equity	4,686,455,712	4,387,953,459

Non-controlling interest in consolidated subsidiary - related party	944	986

Total equity	4,686,456,656	4,387,954,445

Total liabilities and equity	$4,883,107,409	$4,390,954,240

Net asset value per share
General shares	$23.60	$24.65
Shares	$23.60	$24.65

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

March 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due April 1, 2010	4.12%	$193,000,000	$193,000,000
U.S. Treasury Bills, 0.11% due April 8, 2010	18.88	884,983,185	885,000,000
U.S. Treasury Bills, 0.135% due April 15, 2010	4.83	226,486,183	226,500,000
U.S. Treasury Bills, 0.105% due April 22, 2010	3.63	169,985,040	170,000,000
U.S. Treasury Bills, 0.15% due April 29, 2010	3.76	176,279,373	176,300,000
U.S. Treasury Bills, 0.145% due May 6, 2010	12.76	597,918,672	598,000,000
U.S. Treasury Bills, 0.145% due May 13, 2010	9.37	438,925,809	439,000,000
U.S. Treasury Bills, 0.13% due May 20, 2010	2.26	105,979,118	106,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	10.39	486,881,172	487,000,000
U.S. Treasury Bills, 0.125% due June 3, 2010	4.12	192,950,399	193,000,000
U.S. Treasury Bills, 0.15% due June 10, 2010	6.31	295,918,304	296,000,000
U.S. Treasury Bills, 0.165% due June 17, 2010	7.91	370,884,990	371,000,000
U.S. Treasury Bills, 0.155% due June 24, 2010	5.25	245,922,510	246,000,000
U.S. Treasury Bills, 0.145% due July 1, 2010	4.12	192,924,344	193,000,000

Total United States Treasury Obligations (cost $4,579,191,344)	97.71%	$4,579,039,099

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,961 contracts, settlement date November 15, 2010)	0.70%	$32,739,150
Brent Crude (7,137 contracts, settlement date September 15, 2010)	0.23	10,976,440
Copper (1,225 contracts, settlement date March 14, 2011)	0.81	37,985,225
Corn (6,181 contracts, settlement date December 14, 2010)	(0.34)	(15,804,363)
Corn (3,891 contracts, settlement date March 14, 2011)	(0.07)	(3,125,950)
RBOB Gasoline (6,243 contracts, settlement date October 29, 2010)	0.29	13,558,180
RBOB Gasoline (553 contracts, settlement date November 30, 2010)	0.06	2,872,863
Light Sweet Crude Oil (7,198 contracts, settlement date June 22, 2010)	1.20	56,200,770
Gold (3,501 contracts, settlement date October 27, 2010)	(0.16)	(7,418,700)
Heating Oil (6,564 contracts, settlement date May 28, 2010)	1.50	70,290,133
Mill Wheat (3,164 contracts, settlement date May 10, 2010)	(0.01)	(297,665)
Natural Gas (4,788 contracts, settlement date August 27, 2010)	(1.45)	(68,056,690)
Red Wheat (3,140 contracts, settlement date July 14, 2010)	(0.34)	(16,048,250)
Red Wheat (942 contracts, settlement date December 14, 2010)	(0.09)	(4,399,325)
Silver (1,101 contracts, settlement date December 28, 2010)	0.03	1,315,795
Soybeans (2,976 contracts, settlement date November 12, 2010)	(0.18)	(8,651,500)
Soybeans (1,602 contracts, settlement date January 14, 2011)	(0.20)	(9,493,475)
Soybean Meal (1,756 contracts, settlement date December 14, 2010)	(0.06)	(2,841,830)
Soybean Oil (1,874 contracts, settlement date December 14, 2010)	(0.01)	(587,562)
Sugar (12,205 contracts, settlement date June 30, 2010)	(1.28)	(59,825,718)
Wheat (3,140 contracts, settlement date July 14, 2010)	(0.71)	(33,176,963)
Wheat (942 contracts, settlement date December 14, 2010)	(0.08)	(3,857,950)
Zinc (3,707 contracts, settlement date May 17, 2010)	0.18	8,547,475

Net Unrealized Appreciation on Futures Contracts	0.02%	$900,090

Net unrealized appreciation is comprised of unrealized gains of $237,552,300 and unrealized losses of $236,652,210.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2009

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due January 7, 2010	19.55%	$857,999,142	$858,000,000
U.S. Treasury Bills, 0.07% due January 14, 2010	4.30	188,498,869	188,500,000
U.S. Treasury Bills, 0.005% due January 21, 2010	4.19	183,997,608	184,000,000
U.S. Treasury Bills, 0.01% due January 28, 2010	4.02	176,296,298	176,300,000
U.S. Treasury Bills, 0.025% due February 4, 2010	7.20	315,990,520	316,000,000
U.S. Treasury Bills, 0.065% due February 11, 2010	10.21	447,983,424	448,000,000
U.S. Treasury Bills, 0.065% due February 18, 2010	3.40	148,995,381	149,000,000
U.S. Treasury Bills, 0.04% due February 25, 2010	10.37	454,972,245	455,000,000
U.S. Treasury Bills, 0.06% due March 4, 2010	4.03	176,986,902	177,000,000
U.S. Treasury Bills, 0.05% due March 11, 2010	5.58	244,979,910	245,000,000
U.S. Treasury Bills, 0.04% due March 18, 2010	6.86	300,969,599	301,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	5.20	227,976,288	228,000,000
U.S. Treasury Bills, 0.11% due April 1, 2010	4.17	182,973,465	183,000,000

Total United States Treasury Obligations (cost $3,908,543,765)	89.08%	$3,908,619,651

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,551 contracts, settlement date November 15, 2010)	0.59%	$25,927,112
Brent Crude (6,396 contracts, settlement date September 15, 2010)	(0.14)	(6,316,870)
Copper (1,105 contracts, settlement date March 15, 2010)	0.48	21,158,863
Corn (3,739 contracts, settlement date March 12, 2010)	0.13	5,759,262
Corn (5,938 contracts, settlement date December 14, 2010)	0.08	3,574,425
RBOB Gasoline (6,088 contracts, settlement date October 29, 2010)	(0.07)	(3,068,079)
Light Sweet Crude Oil (6,452 contracts, settlement date June 22, 2010)	0.85	37,393,180
Gold (3,148 contracts, settlement date April 28, 2010)	1.06	46,501,740
Heating Oil (5,883 contracts, settlement date May 28, 2010)	1.27	55,661,768
Mill Wheat (1,712 contracts, settlement date March 10, 2010)	0.00	70,428
Natural Gas (4,291 contracts, settlement date August 27, 2010)	0.09	4,100,670
Red Wheat (3,054 contracts, settlement date July 14, 2010)	(0.10)	(4,464,038)
Red Wheat (916 contracts, settlement date December 14, 2010)	(0.02)	(841,662)
Silver (988 contracts, settlement date December 28, 2010)	(0.06)	(2,629,890)
Soybeans (2,859 contracts, settlement date November 12, 2010)	0.12	5,052,775
Soybeans (1,539 contracts, settlement date January 14, 2011)	(0.05)	(2,291,375)
Soybean Meal (1,333 contracts, settlement date December 14, 2010)	(0.02)	(683,860)
Soybean Oil (1,178 contracts, settlement date December 14, 2010)	0.02	998,874
Sugar (10,939 contracts, settlement date June 30, 2010)	0.65	28,316,926
Wheat (3,054 contracts, settlement date July 14, 2010)	(0.41)	(17,774,487)
Wheat (916 contracts, settlement date December 14, 2010)	0.01	482,413
Zinc (3,322 contracts, settlement date May 17, 2010)	0.56	24,398,569

Net Unrealized Appreciation on Futures Contracts	5.04%	$221,326,744

Net unrealized appreciation is comprised of unrealized gains of $272,825,020 and unrealized losses of $51,498,276.

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$709,492	$376,713

Expenses
Management Fee	9,286,862	2,486,154
Brokerage Commissions and Fees	206,451	110,190

Total Expenses	9,493,313	2,596,344

Net investment loss	(8,783,821)	(2,219,631)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Transactions
Net Realized Gain (Loss) on
United States Treasury Obligations	1,332	(18,153)
Futures	47,329,840	(6,751,720)
Foreign Currency Transactions	(55,928)	—

Net realized gain (loss)	47,275,244	(6,769,873)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(228,131)	22,528
Futures	(220,426,654)	(66,409,257)
Foreign Currency Transactions	1,883	—

Net change in unrealized loss	(220,652,902)	(66,386,729)

Net realized and net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency Transactions	(173,377,658)	(73,156,602)

Net Loss	$(182,161,479)	$(75,376,233)

Less: net loss attributed to the non-controlling interest in consolidated subsidiary-related party	42	49

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund and Subsidiary	$(182,161,437)	$(75,376,184)

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(14)	$986	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,953,459	$986	$4,387,954,445
Sale of Shares					26,800,000	625,712,022		625,712,022	625,712,022		625,712,022
Redemption of Shares					(6,200,000)	(145,048,332)		(145,048,332)	(145,048,332)		(145,048,332)
Net Loss
Net investment loss			(2)	(2)			(8,783,817)	(8,783,817)	(8,783,819)	(2)	(8,783,821)
Net realized gain on United States Treasury Obligations, Futures and Foreign Currency Transactions			10	10			47,275,224	47,275,224	47,275,234	10	47,275,244
Net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency Transactions			(50)	(50)			(220,652,802)	(220,652,802)	(220,652,852)	(50)	(220,652,902)

Net Loss			(42)	(42)			(182,161,395)	(182,161,395)	(182,161,437)	(42)	(182,161,479)

Balance at March 31, 2010	40	$1,000	$(56)	$944	198,600,000	$4,547,907,884	$138,546,884	$4,686,454,768	$4,686,455,712	$944	$4,686,456,656

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders' Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(143)	$857	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,080	$857	$1,199,246,937
Sale of Shares					29,400,000	599,900,796		599,900,796	599,900,796		599,900,796
Redemption of Shares					(600,000)	(11,260,724)		(11,260,724)	(11,260,724)		(11,260,724)
Net Loss
Net investment loss			(1)	(1)			(2,219,629)	(2,219,629)	(2,219,630)	(1)	(2,219,631)
Net realized loss on United States Treasury Obligations and Futures			(4)	(4)			(6,769,865)	(6,769,865)	(6,769,869)	(4)	(6,769,873)
Net change in unrealized loss on United States Treasury Obligations and Futures			(44)	(44)			(66,386,641)	(66,386,641)	(66,386,685)	(44)	(66,386,729)

Net Loss			(49)	(49)			(75,376,135)	(75,376,135)	(75,376,184)	(49)	(75,376,233)

Balance at March 31, 2009	40	$1,000	$(192)	$808	84,800,000	$1,948,266,810	$(235,757,650)	$1,712,509,160	$1,712,509,968	$808	$1,712,510,776

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Loss	$(182,161,479)	$(75,376,233)
Adjustments to reconcile net loss to net used for operating activities:
Cost of securities purchased	(4,427,721,674)	(1,767,159,017)
Proceeds from securities sold and matured	3,757,786,217	278,763,534
Net accretion of discount on United States Treasury Obligations	(710,790)	(380,413)
Net realized (gain) loss on United States Treasury Obligations	(1,332)	18,153
Net change in unrealized loss on United States Treasury Obligations and futures	220,654,785	66,386,729
Decrease in restricted cash	615,948	—
Change in operating receivables and liabilities:
Payable for securities purchased	192,931,699	3,998,867
Payable to broker	95,422	—
Management fee payable	636,986	258,310
Other assets	—	—
Brokerage fee payable	(13,149)	(8,531)

Net cash used for operating activities	(437,887,367)	(1,493,498,601)

Cash flows from financing activities:
Proceeds from sale of Shares	625,712,022	595,861,862
Redemption of Shares	(145,048,332)	(11,260,724)

Net cash provided by financing activities	480,663,690	584,601,138

Net change in cash held by broker	42,776,323	(908,897,463)
Unrestricted cash held by broker at beginning of period	242,582,007	1,713,943,642

Unrestricted cash held by broker at end of period	$285,358,330	$805,046,179

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

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

This report covers the three months ended March 31, 2010 and 2009 (hereinafter referred to as the “Three Months Ended March 31, 2010” and the “Three Months Ended March 31, 2009”, respectively).

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

The Fund does not employ leverage. As of March 31, 2010 and December 31, 2009, the Fund had $4,883,106,409 (or 100%) and $4,390,953,240 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $329,449,184 (6.75%) and $288,167,861 (or 6.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2010 and December 31, 2009. For additional information, please see the unaudited Consolidated Schedule of Investments as of March 31, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $9,286,862 and $2,486,154, respectively. As of March 31, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $3,322,579 and $2,685,593, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $206,451 and $110,190, respectively. As of March 31, 2010 and December 31, 2009, brokerage fees payable were $2,851 and $16,000, respectively.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

March 31, 2010

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

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

March 31, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2010 and December 31, 2009 were holdings of $329,449,184 and $288,167,861, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $193,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2010. As a result, a payable for securities purchased is reported for $192,931,699. There was no amount payable for securities purchased as of December 31, 2009.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of March 31, 2010 the Fund had cash held by the Commodity Broker of $303,167,220 of which $17,808,890 was restricted. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $261,006,845 of which $18,424,838 was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. As of March 31, 2010 and December 31, 2009 there were no cash equivalents held by the Fund.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $900,090 and $221,326,744, respectively.

(i) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. Effective January 4, 2010, the Management Fee payable by the Master Fund was increased from 0.75% to 0.85% per annum of the daily net asset value of the Master Fund.

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2010 and 2009.

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

March 31, 2010

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$4,579,039,099	$3,908,619,651
Commodity Futures Contracts (Level 1)	$900,090	$221,326,744

There were no Level 2 or Level 3 holdings as of March 31, 2010 and December 31, 2009.

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

March 31, 2010

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold	26,800,000	29,400,000	$625,712,022	$599,900,796
Shares Redeemed	(6,200,000)	(600,000)	(145,048,332)	(11,260,724)

Net Increase	20,600,000	28,800,000	$480,663,690	$588,640,072

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

March 31, 2010

balance are allocated to the Shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of March 31, 2010, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

	Three Months Ended
	March 31, 2010	March 31, 2009
Net Asset Value
Net asset value per Share, beginning of period	$24.65	$21.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.00)	(1.20)
Net investment income (loss)	(0.05)	(0.03)

Net income (loss)	(1.05)	(1.23)
Net asset value per Share, end of period	$23.60	$20.19

Market value per Share, beginning of period	$24.62	$21.19

Market value per Share, end of period	$23.52	$20.00

Ratio to average net assets*
Net investment income (loss)	(0.80)%	(0.66)%

Total expenses	0.87%	0.78%

Total Return, at net asset value **	(4.26)%	(5.74)%

Total Return, at market value **	(4.47)%	(5.62)%

*	Percentages are annualized.
**	Percentages are not annualized.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

March 31, 2010

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were available to be issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 19971 (the “Base Date”). The Index has been calculated back to the Base Date. On the Base Date, the closing level was 100. The following table reflects the index base weights of each Index Commodity on the Base Date (the “Index Base Weights”):

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil (WTI)	12.375
Heating Oil	12.375
RBOB Gasoline	12.375
Natural Gas	5.500
Brent Crude	12.375
Gold	8.000
Silver	2.000
Aluminum	4.167
Zinc	4.167
Copper Grade A	4.167
Corn	5.625
Wheat	5.625
Soybeans	5.625
Sugar	5.625

Closing Level on Base Date:	100.000

[1]

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

The following table reflects the Fund weights of each Index Commodity as of March 31, 2010:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	12.82
Heating Oil	12.71
RBOB Gasoline	12.88
Natural Gas	4.25
Brent Crude	12.68
Gold	8.22
Silver	2.04
Aluminum	4.93
Zinc	4.61
Copper Grade A	5.04
Corn	4.04
Wheat	2.03
Soybeans	4.43
Sugar	4.75
Red Spring Wheat	2.16
Soybean Oil	0.94
Soybean Meal	0.92
Milling Wheat	0.56

Closing Level as of March 31, 2010	100.00

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

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific futures contract that is a part of the Index, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the specific contract that is a part of the Index or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that is a part of the Index. Please see http://dbfunds.db.com/dbc/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbc/index.aspx with respect to the composition of the Fund’s index on the Base Date.

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

Performance Summary

This report covers the three months ended March 31, 2010 and 2009 (hereinafter referred to as the “Three Months Ended March 31, 2010” and the “Three Months Ended March 31, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares is detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™, or DBCLI-OYTR™ consists of the Index plus 3-month United States Treasury Obligations returns. (Because the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity-Index Optimum Yield Excess Return™ (“DBLCI-OY ER™”). Prior to October 19, 2009, references to the DBLCI-OY TR™ and the DBLCI Diversified TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Total Return™, or DBLCI–OY Diversified TR™, consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2009 and Summary of DBLCI–OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2010” below provides an overview of the changes in the closing levels of DBLCI–OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™ or the DBLCI–OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI–OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2010 and Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2009

Underlying Index	Aggregate returns for the indexes in the DBLCI–OY Diversified TR™ Three Months Ended March 31, 2010
DB Light Crude Oil Indices	3.03%
DB Heating Oil Indices	2.49%
DB Aluminum Indices	2.90%
DB Gold Indices	1.45%
DB Corn Indices	(14.61)%
DB Wheat Indices	(18.00)%
DB RBOB Gasoline Indices	3.02%
DB Natural Gas Indices	(27.28)%
DB Silver Indices	3.96%
DB Zinc Indices	(8.22)%
DB Copper Grade A Indices	5.32%
DB Soybeans Indices	(9.47)%
DB Sugar Indices	(28.26)%
DB Brent Crude Indices	2.38%
AGGREGATE RETURNS	(4.19)%

Underlying Index	Aggregate returns for indexes in the DBLCI-OYTR™ For Three Months Ended March 31, 2009
DB Crude Oil Indices	(2.64)%
DB Heating Oil Indices	(9.26)%
DB Aluminum Indices	(11.33)%
DB Gold Indices	4.43%
DB Corn Indices	(3.44)%
DB Wheat Indices	(13.96)%
AGGREGATE RETURNS	(5.47)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the DBLCI–OY Diversified ER™ (the DBLCI OYER™ prior to October 19, 2009) and underperform the DBLCI–OY Diversified TR™ (the DBLCI OYTR™ prior to October 19, 2009). The only difference between (i) the Index and the DBLCI OYER™ (collectively referred to as the “Excess Return Indexes”) and (ii) the DBLCI–OY Diversified TR™ and the DBLCI OYTR™ (collectively referred to as the “Total Return Indexes”) is that the Excess Return Indexes do not include interest income from a hypothetical basket of fixed income securities while the Total Return Indexes do include such a component. The difference between the Excess Return Indexes and the Total Return Indexes is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed -income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index (or prior to October 19, 2009, the DBLCI OYER™). The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Indexes by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Indexes. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Indexes.

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

Operating Activities

Net cash flow used for operating activities was $437.9 million and $1,493.5 million for the Three Months Ended March 31, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2010, $4,427.7 million was paid to purchase United States Treasury Obligations and $3,757.8 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2009, $1,767.2 million was paid to purchase United States Treasury Obligations and $278.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $220.6 million and by $66.4 million during the Three Months Ended March 31, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $480.7 million and $584.6 million during the Three Months Ended March 31, 2010 and 2009, respectively. This included $625.7 million and $595.9 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The Fund was launched on February 3, 2006 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from February 3, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund and the Master Fund seek to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Diversified Excess Return™ (the “Index”), over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBC”), (ii) the Fund’s NAV (as reflected by the graph “DBCNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBLCIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Master Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

MARCH 31, 2010 AND 2009

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses. During the period from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc. Therefore, with respect to the above graph for the Three Months Ended March 31, 2009, DBLCIX reflects Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™, and with respect to the above graph for the Three Months Ended March 31, 2010, DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Diversified Excess Return™ .

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

Fund Share Price Performance

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share decreased -4.47% from $24.62 per Share to $23.52 per Share. The Share price high and low for the Three Months Ended March 31, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $25.72 per Share (+4.47%) on January 6, 2010 to a low of $22.38 per Share (-9.10%) on February 5, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2010, the net asset value of each Share decreased 4.26% from $24.65 per Share to $23.60 per Share. Falling futures contracts prices for corn, wheat, zinc, soybean, sugar and natural gas were partially offset by higher futures contract prices for Brent crude oil, heating oil, gold, Aluminium, copper, RBOB gasoline, light crude oil and silver during the Three Months Ended March 31, 2010 contributing to an overall 4.19% decrease in the level of the DBLCI-OY Diversified TR™.

Net loss for the Three Months Ended March 31, 2010 was $182.2 million, resulting from $0.7 million of interest income, net realized gain of $47.3 million, net unrealized loss of $220.7 million and operating expenses of $9.5 million.

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

Net loss for the Three Months Ended March 31, 2009 was $75.4 million, resulting from $0.4 million of interest income, net realized loss of $6.8 million, net unrealized losses of $66.4 million, and operating expenses of $2.6 million.

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

THE FUND’S TRADING VALUE AT RISK

Commencing December 31, 2009 the Fund computed VaR using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the underlying futures contracts in connection with the Index Commodity only. Prior to December 31, 2009, the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$4,883,107,409	1.38%	$151,088,220	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$4,390,954,240	1.66%	$169,685,563	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2010 by market sector.

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

Aluminum

The price of aluminum is volatile and is affected by numerous factors. The price movement of aluminum may be influenced by a variety of factors, including the level of global industrial activity and demand, especially relating to the transportation, packaging and building sectors, each of which significantly influences the demand, and in turn, the price of aluminum. Prices for aluminum are influenced by a number of factors including the level of economic activity in large aluminum consuming markets, political uncertainties, economic concerns and the rate of supply of new metal from producers. The production of aluminum is a power intensive process that requires large amounts of inexpensive power. Disruptions in the amount of energy available to aluminum producers could affect the supply of aluminum.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Hans Ephraimson, its Chief Executive Officer, and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Hans Ephraimson, the Chief Executive Officer, and

Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010.

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

For the Three Months Ended March 31, 2010, 26.8 million Shares were created for $625.7 million and 6.2 million Shares were redeemed for $145.0 million. On March 31, 2010, 198.6 million Shares of the Fund were outstanding for a market capitalization of $4,671.1 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2010	6,200,000	$23.39
Three Months Ended March 31, 2009	600,000	$18.77

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB Commodity Index Tracking Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: May 10, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1