Form 10-Q/A
period 2010-03-31
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2010-06-25
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of March 31, 2010: 198,600,000 Shares.

EXPLANATORY NOTE:

On May 10, 2010, we filed a Quarterly Report on Form 10-Q for the period ended March 31, 2010 (the “Original Report”) with the Securities and Exchange Commission (the “SEC”). On May 27, 2010, we received comments from the SEC on our Original Report. We are filing this amendment to file separate Master Fund financials and to incorporate our responses to these comments. For avoidance of doubt, the Fund financials included herein continue to be presented on a consolidated basis with the Master Fund and remain unchanged as filed in the Original Report. Disclosures in this Form 10-Q/A affected by our responses to the SEC’s comments and amended by this filing are:

1.	Financial Statements – to include the financial statements of the Master Fund;

2.	Notes to the Consolidated Financial Statements – to add explanatory language regarding the Master Fund financial statements;

3.	Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview/Introduction – to add explanatory language regarding the Master Fund in the master feeder structure;

4.	Controls and Procedures – to add explanatory language that disclosures under Item 4 include both the Fund and the Master Fund; and

5.	Certifications – to add separate certifications for the Master Fund.

Except as stated herein, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Quarterly Report on Form 10-Q/A to materially modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of PowerShares DB Commodity Fund)

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

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(112)	(28)

Total General units	1,888	1,972

Units:
Paid in capital - 198,600,000 and 178,000,000 redeemable units issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	4,547,907,884	4,067,244,194
Accumulated earnings	138,546,884	320,708,279

Total Units	4,686,454,768	4,387,952,473

Total unitholders’ equity	4,686,456,656	4,387,954,445

Total liabilities and equity	$4,883,107,409	$4,390,954,240

Net asset value per unit
General units	$23.60	$24.65
Limited Units	$23.60	$24.65

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of PowerShares DB Commodity Fund)

Unaudited Schedule of Investments

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

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of PowerShares DB Commodity Fund)

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

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of PowerShares DB Commodity Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Income
Interest Income, net	$709,492	$376,713

Expenses
Management Fee	9,286,862	2,486,154
Brokerage Commissions and Fees	206,451	110,190

Total Expenses	9,493,313	2,596,344

Net investment loss	(8,783,821)	(2,219,631)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Transactions
Net Realized Gain (Loss) on
United States Treasury Obligations	1,332	(18,153)
Futures	47,329,840	(6,751,720)
Foreign Currency Transactions	(55,928)	—

Net realized gain (loss)	47,275,244	(6,769,873)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(228,131)	22,528
Futures	(220,426,654)	(66,409,257)
Foreign Currency Transactions	1,883	—

Net change in unrealized gain	(220,652,902)	(66,386,729)

Net realized and net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency Transactions	(173,377,658)	(73,156,602)

Net Loss	$(182,161,479)	$(75,376,233)

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of PowerShares DB Commodity Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2010

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2010	80	$2,000	$(28)	$1,972	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,954,445
Sale of Units					26,800,000	625,712,022		625,712,022	625,712,022
Redemption of Units					(6,200,000)	(145,048,332)		(145,048,332)	(145,048,332)
Net Loss
Net investment loss			(4)	(4)			(8,783,817)	(8,783,817)	(8,783,821)
Net realized gain on United States Treasury Obligations, Futures and Foreign Currency Transactions			20	20			47,275,224	47,275,224	47,275,244
Net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency Transactions			(100)	(100)			(220,652,802)	(220,652,802)	(220,652,902)

Net Loss			(84)	(84)			(182,161,395)	(182,161,395)	(182,161,479)

Balance at March 31, 2010	80	$2,000	$(112)	$1,888	198,600,000	$4,547,907,884	$138,546,884	$4,686,454,768	$4,686,456,656

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of PowerShares DB Commodity Fund)

Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2009

	General Units				Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unitholders’ Equity
Balance at January 1, 2009	80	$2,000	$(286)	$1,714	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,937
Sale of Units					29,400,000	599,900,796		599,900,796	599,900,796
Redemption of Units					(600,000)	(11,260,724)		(11,260,724)	(11,260,724)
Net Loss
Net investment loss			(2)	(2)			(2,219,629)	(2,219,629)	(2,219,631)
Net realized loss on United States Treasury Obligations and Futures			(8)	(8)			(6,769,865)	(6,769,865)	(6,769,873)
Net change in unrealized loss on United States Treasury Obligations and Futures			(88)	(88)			(66,386,641)	(66,386,641)	(66,386,729)

Net Loss			(98)	(98)			(75,376,135)	(75,376,135)	(75,376,233)

Balance at March 31, 2009	80	$2,000	$(384)	$1,616	84,800,000	$1,948,266,810	$(235,757,650)	$1,712,509,160	$1,712,510,776

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of PowerShares DB Commodity Fund)

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net Loss	$(182,161,479)	$(75,376,233)
Adjustments to reconcile net loss to net cash used for operating activities:
Cost of securities purchased	(4,427,721,674)	(1,767,159,017)
Proceeds from securities sold and matured	3,757,786,217	278,763,534
Net accretion of discount on United States Treasury Obligations	(710,790)	(380,413)
Net realized (gain) loss on United States Treasury Obligations	(1,332)	18,153
Net change in unrealized loss on United States Treasury Obligations and futures	220,654,785	66,386,729
Decrease in restricted cash	615,948	—
Change in operating receivables and liabilities:
Payable for securities purchased	192,931,699	3,998,867
Payable to broker	95,422	—
Management fee payable	636,986	258,310
Other assets	—	—
Brokerage fee payable	(13,149)	(8,531)

Net cash used for operating activities	(437,887,367)	(1,493,498,601)

Cash flows from financing activities:
Proceeds from sale of Units	625,712,022	595,861,862
Redemption of Units	(145,048,332)	(11,260,724)

Net cash provided by financing activities	480,663,690	584,601,138

Net change in cash held by broker	42,776,323	(908,897,463)
Unrestricted cash held by broker at beginning of period	242,582,007	1,713,943,642

Unrestricted cash held by broker at end of period	$285,358,330	$805,046,179

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

Each Share redeemed by the Fund correlates with a Master Fund Unit redeemed by the Master Fund. Master Fund Units may only be redeemed by the Fund.

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2010 and 2009

	Shares		Paid in Capital
	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Shares Sold*	26,800,000	29,400,000	$625,712,022	$599,900,796
Shares Redeemed*	(6,200,000)	(600,000)	(145,048,332)	(11,260,724)

Net Increase	20,600,000	28,800,000	$480,663,690	$588,640,072

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

For purposes of this Item 4, all references to the “Fund” shall be read to specifically include the Fund and the Master Fund.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010, and as amended on June 18, 2010.

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

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB Commodity Index Tracking Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: June 25, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

E-1