Form 10-Q
period 2010-06-30
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2010-08-05
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of June 30, 2010: 198,800,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $4,325,188,661 and $3,908,543,765, respectively)	$4,325,084,070	$3,908,619,651
Cash held by broker (restricted $16,896,713 and $18,424,838, respectively)	411,468,560	261,006,845
Net unrealized appreciation (depreciation) on futures contracts	(260,588,621)	221,326,744

Deposits with broker	4,475,964,009	4,390,953,240
Receivable for securities sold	16,999,901	—
Other assets	1,000	1,000

Total assets	$4,492,964,910	$4,390,954,240

Liabilities
Payable to broker	$—	$298,202
Payable for securities purchased	170,934,758	—
Payable for Shares redeemed	8,593,532	—
Management fee payable	3,083,408	2,685,593
Brokerage fee payable	26,385	16,000

Total liabilities	182,638,083	2,999,795

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated deficit	(133)	(14)

Total General shares	867	986

Shares:
Paid in capital—198,800,000 and 178,000,000 redeemable Shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	4,564,189,820	4,067,244,194
Accumulated earnings (deficit)	(253,864,727)	320,708,279

Total Shares	4,310,325,093	4,387,952,473

Total shareholders’ equity	4,310,325,960	4,387,953,459

Non-controlling interest in consolidated subsidiary - related party	867	986

Total equity	4,310,326,827	4,387,954,445

Total liabilities and equity	$4,492,964,910	$4,390,954,240

Net asset value per share
General shares	$21.68	$24.65
Shares	$21.68	$24.65

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	3.78%	$163,000,000	$163,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	20.25	872,987,778	873,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	5.49	236,490,777	236,500,000
U.S. Treasury Bills, 0.085% due July 22, 2010	4.06	174,986,525	175,000,000
U.S. Treasury Bills, 0.15% due July 29, 2010	8.36	360,253,161	360,300,000
U.S. Treasury Bills, 0.095% due August 5, 2010	14.71	633,899,828	634,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	10.48	451,913,216	452,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	2.46	105,976,150	106,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	9.49	408,890,388	409,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	4.57	196,945,825	197,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	2.30	98,970,201	99,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	7.72	332,889,444	333,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	2.71	116,956,359	117,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	3.96	170,924,418	171,000,000

Total United States Treasury Obligations (cost $4,325,188,661)	100.34%	$4,325,084,070

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,965 contracts, settlement date November 15, 2010)	(0.12)%	$(5,372,163)
Brent Crude (7,144 contracts, settlement date September 15, 2010)	(1.20)	(51,774,200)
Copper (1,227 contracts, settlement date March 14, 2011)	(0.02)	(1,050,925)
Corn (6,976 contracts, settlement date December 14, 2010)	(0.38)	(16,328,425)
Corn (4,392 contracts, settlement date March 14, 2011)	(0.08)	(3,221,838)
RBOB Gasoline (6,221 contracts, settlement date October 29, 2010)	(0.99)	(42,827,366)
RBOB Gasoline (575 contracts, settlement date November 30, 2010)	(0.08)	(3,254,374)
Light Sweet Crude Oil (6,491 contracts, settlement date June 21, 2011)	(0.13)	(5,473,710)
Gold (3,504 contracts, settlement date October 27, 2010)	0.88	37,786,470
Heating Oil (5,966 contracts, settlement date May 31, 2011)	(1.17)	(50,218,354)
Natural Gas (4,792 contracts, settlement date August 27, 2010)	(1.01)	(43,544,590)
Red Wheat (3,315 contracts, settlement date July 14, 2011)	0.03	1,153,438
Silver (1,102 contracts, settlement date December 29, 2010)	0.17	7,307,430
Soybeans (3,359 contracts, settlement date November 12, 2010)	(0.26)	(11,113,237)
Soybeans (1,829 contracts, settlement date January 14, 2011)	(0.25)	(10,685,863)
Soybean Meal (679 contracts, settlement date December 14, 2010)	0.00	17,250
Soybean Oil (744 contracts, settlement date December 14, 2010)	(0.03)	(1,269,846)
Sugar (10,859 contracts, settlement date June 30, 2011)	(0.06)	(2,556,736)
Wheat (1,021 contracts, settlement date December 14, 2010)	(0.09)	(3,946,138)
Wheat (3,406 contracts, settlement date July 14, 2011)	0.05	2,114,625
Zinc (3,579 contracts, settlement date May 16, 2011)	(1.31)	(56,330,069)

Net Unrealized Depreciation on Futures Contracts	(6.05)%	$(260,588,621)

Net unrealized depreciation is comprised of unrealized losses of $315,317,140 and unrealized gains of $54,728,519.

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$1,498,828	$901,785	$2,208,320	$1,278,498

Expenses
Management Fee	9,771,392	4,369,492	19,058,254	6,855,646
Brokerage Commissions and Fees	417,662	359,079	624,113	469,269

Total Expenses	10,189,054	4,728,571	19,682,367	7,324,915

Net investment loss	(8,690,226)	(3,826,786)	(17,474,047)	(6,046,417)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	(2,917)	1,444	(1,585)	(16,709)
Futures	(122,180,941)	(427,658,134)	(74,851,101)	(434,409,854)
Foreign Currency Translation	(90,123)	—	(146,051)	—

Net realized loss	(122,273,981)	(427,656,690)	(74,998,737)	(434,426,563)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	47,654	(30,874)	(180,477)	(8,346)
Futures	(261,488,711)	645,681,313	(481,915,365)	579,272,056
Foreign Currency Translation	(6,501)	—	(4,618)	—

Net change in unrealized gain (loss)	(261,447,558)	645,650,439	(482,100,460)	579,263,710

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(383,721,539)	217,993,749	(557,099,197)	144,837,147

Net Income (Loss)	$(392,411,765)	$214,166,963	$(574,573,244)	$138,790,730

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	77	(90)	119	(41)

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund and Subsidiary	$(392,411,688)	$214,166,873	$(574,573,125)	$138,790,689

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2010	40	$1,000	$(56)	$944	198,600,000	$4,547,907,884	$138,546,884	$4,686,454,768	$4,686,455,712	$944	$4,686,456,656

Sale of Shares					8,200,000	190,362,140		190,362,140	190,362,140		190,362,140

Redemption of Shares					(8,000,000)	(174,080,204)		(174,080,204)	(174,080,204)		(174,080,204)

Net Loss

Net investment loss			(1)	(1)			(8,690,224)	(8,690,224)	(8,690,225)	(1)	(8,690,226)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(25)	(25)			(122,273,931)	(122,273,931)	(122,273,956)	(25)	(122,273,981)

Net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(51)	(51)			(261,447,456)	(261,447,456)	(261,447,507)	(51)	(261,447,558)

Net Loss			(77)	(77)			(392,411,611)	(392,411,611)	(392,411,688)	(77)	(392,411,765)

Balance at June, 30, 2010	40	$1,000	$(133)	$867	198,800,000	$4,564,189,820	$(253,864,727)	$4,310,325,093	$4,310,325,960	$867	$4,310,326,827

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

Net Income

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$(14)	$986	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,953,459	$986	$4,387,954,445

Sale of Shares					35,000,000	816,074,162		816,074,162	816,074,162		816,074,162

Redemption of Shares					(14,200,000)	(319,128,536)		(319,128,536)	(319,128,536)		(319,128,536)

Net Loss

Net investment loss			(3)	(3)			(17,474,041)	(17,474,041)	(17,474,044)	(3)	(17,474,047)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(15)	(15)			(74,998,707)	(74,998,707)	(74,998,722)	(15)	(74,998,737)

Net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(101)	(101)			(482,100,258)	(482,100,258)	(482,100,359)	(101)	(482,100,460)

Net Loss			(119)	(119)			(574,573,006)	(574,573,006)	(574,573,125)	(119)	(574,573,244)

Balance at June 30, 2010	40	$1,000	$(133)	$867	198,800,000	$4,564,189,820	$(253,864,727)	$4,310,325,093	$4,310,325,960	$867	$4,310,326,827

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

Net Income

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Loss	$(574,573,244)	$138,790,730
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cost of securities purchased	(8,649,956,133)	(4,603,842,221)
Proceeds from securities sold and matured	8,235,532,620	1,942,562,261
Net accretion of discount on United States Treasury Obligations	(2,222,968)	(1,283,995)
Net realized loss on United States Treasury Obligations	1,585	16,709
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	482,095,842	(579,263,710)
Decrease in restricted cash	1,528,125	—
Change in operating receivables and liabilities:
Receivable for securities sold	(16,999,901)	—
Receivable for Shares issued	—	(8,985,376)
Payable for securities purchased	170,934,758	3,998,394
Payable for shares redeemed	8,593,532	4,492,688
Payable to broker	(298,202)	—
Management fee payable	397,815	1,085,613
Brokerage fee payable	10,385	(15,386)

Net cash used for operating activities	(344,955,786)	(3,102,444,293)

Cash flows from financing activities:
Proceeds from sale of Shares	816,074,162	1,660,274,872
Redemption of Shares	(319,128,536)	(19,657,252)

Net cash provided by financing activities	496,945,626	1,640,617,620

Net change in cash held by broker	151,989,840	(1,461,826,673)
Unrestricted cash held by broker at beginning of period	242,582,007	1,713,943,642

Unrestricted cash held by broker at end of period	$394,571,847	$252,116,969

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Statements of Financial Condition

June 30, 2010 (unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $4,325,188,661 and $3,908,543,765, respectively)	$4,325,084,070	$3,908,619,651
Cash held by broker (restricted $16,896,713 and $18,424,838, respectively)	411,468,560	261,006,845
Net unrealized appreciation (depreciation) on futures contracts	(260,588,621)	221,326,744

Deposits with broker	4,475,964,009	4,390,953,240
Receivable for securities sold	16,999,901	—
Other assets	1,000	1,000

Total assets	$4,492,964,910	$4,390,954,240

Liabilities
Payable to broker	$—	$298,202
Payable for securities purchased	170,934,758	—
Payable for shares redeemed	8,593,532	—
Management fee payable	3,083,408	2,685,593
Brokerage fee payable	26,385	16,000

Total liabilities	182,638,083	2,999,795

Commitments and Contingencies (Note 9)

Equity
Unitholders’ equity
General units:
Paid in capital - 80 units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(266)	(28)

Total General units	1,734	1,972

Limited units:
Paid in capital -198,800,000 and 178,000,000 redeemable units issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	4,564,189,820	4,067,244,194
Accumulated earnings (deficit)	(253,864,727)	320,708,279

Total Limited units	4,310,325,093	4,387,952,473

Total unitholders’ equity	4,310,326,827	4,387,954,445

Total liabilities and equity	$4,492,964,910	$4,390,954,240

Net asset value per unit
General units	$21.68	$24.65
Limited units	$21.68	$24.65

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Schedule of Investments

June 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.13% due July 1, 2010	3.78%	$163,000,000	$163,000,000
U.S. Treasury Bills, 0.09% due July 8, 2010	20.25	872,987,778	873,000,000
U.S. Treasury Bills, 0.03% due July 15, 2010	5.49	236,490,777	236,500,000
U.S. Treasury Bills, 0.085% due July 22, 2010	4.06	174,986,525	175,000,000
U.S. Treasury Bills, 0.15% due July 29, 2010	8.36	360,253,161	360,300,000
U.S. Treasury Bills, 0.095% due August 5, 2010	14.71	633,899,828	634,000,000
U.S. Treasury Bills, 0.09% due August 12, 2010	10.48	451,913,216	452,000,000
U.S. Treasury Bills, 0.12% due August 19, 2010	2.46	105,976,150	106,000,000
U.S. Treasury Bills, 0.18% due August 26, 2010	9.49	408,890,388	409,000,000
U.S. Treasury Bills, 0.16% due September 2, 2010	4.57	196,945,825	197,000,000
U.S. Treasury Bills, 0.13% due September 9, 2010	2.30	98,970,201	99,000,000
U.S. Treasury Bills, 0.065% due September 16, 2010	7.72	332,889,444	333,000,000
U.S. Treasury Bills, 0.115% due September 23, 2010	2.71	116,956,359	117,000,000
U.S. Treasury Bills, 0.16% due September 30, 2010	3.96	170,924,418	171,000,000

Total United States Treasury Obligations (cost $4,325,188,661)	100.34%	$4,325,084,070

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,965 contracts, settlement date November 15, 2010)	(0.12)%	$(5,372,163)
Brent Crude (7,144 contracts, settlement date September 15, 2010)	(1.20)	(51,774,200)
Copper (1,227 contracts, settlement date March 14, 2011)	(0.02)	(1,050,925)
Corn (6,976 contracts, settlement date December 14, 2010)	(0.38)	(16,328,425)
Corn (4,392 contracts, settlement date March 14, 2011)	(0.08)	(3,221,838)
RBOB Gasoline (6,221 contracts, settlement date October 29, 2010)	(0.99)	(42,827,366)
RBOB Gasoline (575 contracts, settlement date November 30, 2010)	(0.08)	(3,254,374)
Light Sweet Crude Oil (6,491 contracts, settlement date June 21, 2011)	(0.13)	(5,473,710)
Gold (3,504 contracts, settlement date October 27, 2010)	0.88	37,786,470
Heating Oil (5,966 contracts, settlement date May 31, 2011)	(1.17)	(50,218,354)
Natural Gas (4,792 contracts, settlement date August 27, 2010)	(1.01)	(43,544,590)
Red Wheat (3,315 contracts, settlement date July 14, 2011)	0.03	1,153,438
Silver (1,102 contracts, settlement date December 29, 2010)	0.17	7,307,430
Soybeans (3,359 contracts, settlement date November 12, 2010)	(0.26)	(11,113,237)
Soybeans (1,829 contracts, settlement date January 14, 2011)	(0.25)	(10,685,863)
Soybean Meal (679 contracts, settlement date December 14, 2010)	0.00	17,250
Soybean Oil (744 contracts, settlement date December 14, 2010)	(0.03)	(1,269,846)
Sugar (10,859 contracts, settlement date June 30, 2011)	(0.06)	(2,556,736)
Wheat (1,021 contracts, settlement date December 14, 2010)	(0.09)	(3,946,138)
Wheat (3,406 contracts, settlement date July 14, 2011)	0.05	2,114,625
Zinc (3,579 contracts, settlement date May 16, 2011)	(1.31)	(56,330,069)

Net Unrealized Depreciation on Futures Contracts	(6.05)%	$(260,588,621)

Net unrealized depreciation is comprised of unrealized losses of $315,317,140 and unrealized gains of $54,728,519.

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

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income, net	$1,498,828	$901,785	$2,208,320	$1,278,498

Expenses
Management Fee	9,771,392	4,369,492	19,058,254	6,855,646
Brokerage Commissions and Fees	417,662	359,079	624,113	469,269

Total Expenses	10,189,054	4,728,571	19,682,367	7,324,915

Net investment loss	(8,690,226)	(3,826,786)	(17,474,047)	(6,046,417)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	(2,917)	1,444	(1,585)	(16,709)
Futures	(122,180,941)	(427,658,134)	(74,851,101)	(434,409,854)
Foreign Currency Translation	(90,123)	—	(146,051)	—

Net realized loss	(122,273,981)	(427,656,690)	(74,998,737)	(434,426,563)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	47,654	(30,874)	(180,477)	(8,346)
Futures	(261,488,711)	645,681,313	(481,915,365)	579,272,056
Foreign Currency Translation	(6,501)	—	(4,618)	—

Net change in unrealized gain (loss)	(261,447,558)	645,650,439	(482,100,460)	579,263,710

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(383,721,539)	217,993,749	(557,099,197)	144,837,147

Net Income (Loss)	$(392,411,765)	$214,166,963	$(574,573,244)	$138,790,730

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2010

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2010	80	$2,000	$(112)	$1,888	198,600,000	$4,547,907,884	$138,546,884	$4,686,454,768	$4,686,456,656

Sale of Limited Units					8,200,000	190,362,140		190,362,140	190,362,140

Redemption of Limited Units					(8,000,000)	(174,080,204)		(174,080,204)	(174,080,204)

Net Loss

Net investment loss			(2)	(2)			(8,690,224)	(8,690,224)	(8,690,226)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency			(50)	(50)			(122,273,931)	(122,273,931)	(122,273,981)

Net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency			(102)	(102)			(261,447,456)	(261,447,456)	(261,447,558)

Net Loss			(154)	(154)			(392,411,611)	(392,411,611)	(392,411,765)

Balance at June 30, 2010	80	$2,000	$(266)	$1,734	198,800,000	$4,564,189,820	$(253,864,727)	$4,310,325,093	$4,310,326,827

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Three Months Ended June 30, 2009

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2009	80	$2,000	$(384)	$1,616	84,800,000	$1,948,266,810	$(235,757,650)	$1,712,509,160	$1,712,510,776

Sale of Limited Units					48,200,000	1,060,374,076		1,060,374,076	1,060,374,076

Redemption of Limited Units					(400,000)	(8,396,528)		(8,396,528)	(8,396,528)

Net Income

Net investment loss			(4)	(4)			(3,826,782)	(3,826,782)	(3,826,786)

Net realized loss on United States Treasury Obligations and Futures			(312)	(312)			(427,656,378)	(427,656,378)	(427,656,690)

Net change in unrealized gain on United States Treasury Obligations and Futures			496	496			645,649,943	645,649,943	645,650,439

Net Income			180	180			214,166,783	214,166,783	214,166,963

Balance at June 30, 2009	80	$2,000	$(204)	$1,796	132,600,000	$3,000,244,358	$(21,590,867)	$2,978,653,491	$2,978,655,287

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2010

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	80	$2,000	$(28)	$1,972	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,954,445

Sale of Limited Units					35,000,000	816,074,162		816,074,162	816,074,162

Redemption of Limited Units					(14,200,000)	(319,128,536)		(319,128,536)	(319,128,536)

Net Loss

Net investment loss			(6)	(6)			(17,474,041)	(17,474,041)	(17,474,047)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency			(30)	(30)			(74,998,707)	(74,998,707)	(74,998,737)

Net change in unrealized loss on United States Treasury Obligations, Futures and Foreign Currency			(202)	(202)			(482,100,258)	(482,100,258)	(482,100,460)

Net Loss			(238)	(238)			(574,573,006)	(574,573,006)	(574,573,244)

Balance at June 30, 2010	80	$2,000	$(266)	$1,734	198,800,000	$4,564,189,820	$(253,864,727)	$4,310,325,093	$4,310,326,827

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2009

	General Units				Limited Units				Total Unitholders’ Equity
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2009	80	$2,000	$(286)	$1,714	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,937

Sale of Limited Units					77,600,000	1,660,274,872		1,660,274,872	1,660,274,872

Redemption of Limited Units					(1,000,000)	(19,657,252)		(19,657,252)	(19,657,252)

Net Income

Net investment loss			(6)	(6)			(6,046,411)	(6,046,411)	(6,046,417)

Net realized loss on United States Treasury Obligations and Futures			(320)	(320)			(434,426,243)	(434,426,243)	(434,426,563)

Net change in unrealized gain on United States Treasury Obligations and Futures			408	408			579,263,302	579,263,302	579,263,710

Net Income			82	82			138,790,648	138,790,648	138,790,730

Balance at June 30, 2009	80	$2,000	$(204)	$1,796	132,600,000	$3,000,244,358	$(21,590,867)	$2,978,653,491	$2,978,655,287

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net Loss	$(574,573,244)	$138,790,730
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cost of securities purchased	(8,649,956,133)	(4,603,842,221)
Proceeds from securities sold and matured	8,235,532,620	1,942,562,261
Net accretion of discount on United States Treasury Obligations	(2,222,968)	(1,283,995)
Net realized loss on United States Treasury Obligations	1,585	16,709
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	482,095,842	(579,263,710)
Decrease in restricted cash	1,528,125	—
Change in operating receivables and liabilities:
Receivable for securities sold	(16,999,901)	—
Receivable for Limited Units issued	—	(8,985,376)
Payable for securities purchased	170,934,758	3,998,394
Payable for Limited Shares redeemed	8,593,532	4,492,688
Payable to broker	(298,202)	—
Management fee payable	397,815	1,085,613
Brokerage fee payable	10,385	(15,386)

Net cash used for operating activities	(344,955,786)	(3,102,444,293)

Cash flow from financing activities:
Proceeds from sale of Limited Units	816,074,162	1,660,274,872
Redemption of Limited Units	(319,128,536)	(19,657,252)

Net cash provided by financing activities	496,945,626	1,640,617,620

Net change in cash held by broker	151,989,840	(1,461,826,673)
Unrestricted cash held by broker at beginning of period	242,582,007	1,713,943,642

Unrestricted cash held by broker at end of period	$394,571,847	$252,116,969

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2010

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

This report covers the three months ended June 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended June 30, 2010” and the “Three Months Ended June 30, 2009”, respectively) and the six months ended June 30, 2010 and 2009 (hereinafter referred to as the “Six Months Ended June 30, 2010” and the “Six Months Ended June 30, 2009”, respectively).

Financial statements of the Master Fund are presented separately. The Master Fund is wholly-owned by the Fund and the Managing Owner. Unless otherwise indicated, the notes to the consolidated financial statements apply to both the Fund and the Master Fund.

(2) Fund Investment Overview

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Units. The Master Fund is wholly-owned by the Fund and the Managing Owner. Each Share issued by the Fund correlates with a Master Fund Unit issued by the Master Fund and held by the Fund.

During the period from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude Oil, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Master Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Master Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index.

The Fund does not employ leverage. As of June 30, 2010 and December 31, 2009, the Fund had $4,475,964,009 (or 100%) and $4,390,953,240 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $299,867,346 (or 6.70%) and $288,167,861 (or 6.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2010 and December 31, 2009. For additional information, please see the unaudited Consolidated Schedule of Investments as of June 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $9,771,392 and $4,369,492, respectively. Management Fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $19,058,254 and $6,855,646, respectively. As of June 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $3,083,408 and $2,685,593, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended June 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $417,662 and $359,079, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2010 and 2009 by the Fund and the Master Fund were $624,113 and $469,269, respectively. As of June 30, 2010 and December 31, 2009, brokerage fees payable were $26,385 and $16,000, respectively.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

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

June 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2010 and December 31, 2009 were holdings of $299,867,346 and $288,167,861, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $171,000,000 notional amount of United States Treasury Obligations which was unpaid as of June 30, 2010. As a result, a payable for securities purchased is reported for $170,934,758. There was no amount payable for securities purchased as of December 31, 2009.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of June 30, 2010 the Fund had cash held by the Commodity Broker of $411,468,560 of which $260,588,621 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts, and of which $16,896,713 was restricted. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $261,006,845 of which $18,424,838 was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. As of June 30, 2010 and December 31, 2009 there were no cash equivalents held by the Fund.

(g) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of June 30, 2010, the Fund did not have a payable to broker balance. As of December 31, 2009, the futures contracts held by the Fund were in an unrealized appreciation position of $221,326,744, of which the Fund utilized $298,202 to purchase United States Treasury Obligations. No net interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker as of December 31, 2009.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized depreciation position of $260,588,621 and a net unrealized appreciation position $221,326,744, respectively.

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

June 30, 2010

(k) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009.

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

(n) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2010 and 2009 and the Six Months Ended June 30, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$4,325,084,070	$3,908,619,651
Commodity Futures Contracts (Level 1)	$(260,588,621)	$221,326,744

There were no Level 2 or Level 3 holdings as of June 30, 2010 and December 31, 2009.

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

June 30, 2010

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

June 30, 2010

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2010 and 2009

and the Six Months Ended June 30, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Shares Sold*	8,200,000	48,200,000	$190,362,140	$1,060,374,076	35,000,000	77,600,000	$816,074,162	$1,660,274,872
Shares Redeemed*	(8,000,000)	(400,000)	(174,080,204)	(8,396,528)	(14,200,000)	(1,000,000)	(319,128,536)	(19,657,252)

Net Increase	200,000	47,800,000	$16,281,936	$1,051,977,548	20,800,000	76,600,000	$496,945,626	$1,640,617,620

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of June 30, 2010, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2010 and 2009 and for the Six Months Ended June 30, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

June 30, 2010

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and the Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$23.60	$20.19	$24.65	$21.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures	(1.88)	2.31	(2.88)	1.11
Net investment income (loss)	(0.04)	(0.04)	(0.09)	(0.07)

Net income (loss)	(1.92)	2.27	(2.97)	1.04
Net asset value per Share, end of period	$21.68	$22.46	$21.68	$22.46

Market value per Share, beginning of period	$23.52	$20.00	$24.62	$21.19

Market value per Share, end of period	$21.57	$22.62	$21.57	$22.62

Ratio to average Net Assets*
Net investment income (loss)	(0.76)%	(0.65)%	(0.78)%	(0.66)%

Total expenses	0.89%	0.80%	0.88%	0.79%

Total Return, at net asset value **	(8.14)%	11.24%	(12.05)%	4.86%

Total Return, at market value **	(8.29)%	13.10%	(12.39)%	6.75%

*	Percentages are annualized.
**	Percentages are not annualized.

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

During the period from January 31, 2006 (commencement of investment operations) to May 23, 2006, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Excess Return™ over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. During the period from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Master Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil (WTI)	12.375
Heating Oil	12.375
RBOB Gasoline	12.375
Natural Gas	5.500
Brent Crude	12.375
Gold	8.000
Silver	2.000
Aluminum	4.166
Zinc	4.167
Copper Grade A	4.167
Corn	5.625
Wheat	5.625
Soybeans	5.625
Sugar	5.625

Closing Level on Base Date:	100.000

[1]	From May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™. As of July 31, 1988, the base date of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™, the index base weights of each index commodity was: Light Sweet Crude Oil (WTI) 35.00%; Heating Oil 20.00%; Aluminum 12.50%; Gold 10.00%; Corn 11.25%; and Wheat 11.25%. Accordingly, the closing level on the base date was 100.00%.

The following table reflects the Fund weights of each Index Commodity as of June 30, 2010:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	11.82
Heating Oil	12.39
RBOB Gasoline	12.60
Natural Gas	5.10
Brent Crude	12.36
Gold	10.00
Silver	2.37
Aluminum	4.52
Zinc	3.78
Copper Grade A	4.60
Corn	4.92
Wheat	2.80
Soybeans	5.38
Sugar	4.43
Red Spring Wheat	2.15
Soybean Oil	0.38
Soybean Meal	0.40

Closing Level as of June 30, 2010	100.000

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

Performance Summary

This report covers the three months ended June 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended June 30, 2010” and the “Three Months Ended June 30, 2009”, respectively) and the six months ended June 30, 2010 and 2009 (hereinafter referred to as the “Six Months Ended June 30, 2010” and the “Six Months Ended June 30, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares is detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™, or DBCLI-OYTR™ consists of the Index plus 3-month United States Treasury Obligations returns. (Because the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity-Index Optimum Yield Excess Return™ (“DBLCI-OY ER™”) to October 19, 2009, references to the DBLCI-OY TR™ and the DBLCI Diversified TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Total Return™, or DBLCI-OY Diversified TR™, consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010 and Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2009” below provides an overview of the changes in the closing levels of DBLCI-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™ or the DBLCI-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI-OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010

and Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns

for the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2009

	Aggregate returns for the indexes in the DBLCI-OY Diversified TR™*
Underlying Index	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
DB Light Crude Oil Indices	(15.15)%	(12.58)%
DB Heating Oil Indices	(10.39)%	(8.17)%
DB Aluminum Indices	(15.76)%	(13.32)%
DB Gold Indices	11.79%	13.41%
DB Corn Indices	(0.70)%	(15.21)%
DB Wheat Indices	(3.74)%	(21.07)%
DB RBOB Gasoline Indices	(9.98)%	(7.26)%
DB Natural Gas Indices	10.46%	(19.67)%
DB Silver Indices	6.63%	10.85%
DB Zinc Indices	(24.54)%	(30.75)%
DB Copper Grade A Indices	(16.05)%	(11.58)%
DB Soybeans Indices	(1.65)%	(10.96)%
DB Sugar Indices	(14.27)%	(38.50)%
DB Brent Crude Indices	(10.35)%	(8.21)%
AGGREGATE RETURNS	(8.01)%	(11.86)%

*	During the period from October 19, 2009 to December 31, 2009, the Fund tracked the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBLCI-OY ER™.

	Aggregate returns for indexes in the DBLCI-OYTR™
Underlying Index	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
DB Crude Oil Indices	28.04%	24.66%
DB Heating Oil Indices	20.22%	9.09%
DB Aluminum Indices	13.45%	0.60%
DB Gold Indices	(0.01)%	4.42%
DB Corn Indices	(15.68)%	(18.59)%
DB Wheat Indices	(2.68)%	(16.26)%
AGGREGATE RETURNS	11.39%	5.30%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the DBLCI-OY Diversified ER™ (the DBLCI OYER™ prior to October 19, 2009) and underperform the DBLCI-OY Diversified TR™ (the DBLCI OYTR™ prior to October 19, 2009). The only difference between (i) the Index and the DBLCI OYER™ (collectively referred to as the “Excess Return Indexes”) and (ii) the DBLCI-OY Diversified TR™ and the DBLCI OYTR™ (collectively referred to as the “Total Return Indexes”) is that the Excess Return Indexes do not include interest income from a hypothetical basket of fixed income securities while the Total Return Indexes do include such a component. The difference between the Excess Return Indexes and the Total Return Indexes is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index (or prior to October 19, 2009, the DBLCI OYER™). The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Indexes by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Indexes. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Indexes.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Shares and Master Fund Limited Units, the net asset value per Share and the net asset value per Master Fund Limited Unit are equal.

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

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets is held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

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

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

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

Cash Flows

The primary cash flow activity of the Fund are to raise capital from Authorized Participants through the issuance of Shares. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used for operating activities was $345.0 million and $3,102.4 million for the Six Months Ended June 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2010, $8,650.0 million was paid to purchase United States Treasury Obligations and $8,235.5 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2009, $4,603.8 million was paid to purchase United States Treasury Obligations and $1,942.6 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $482.1 million and increased by $579.3 million during the Six Months Ended June 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $496.9 million and $1,640.6 million during the Six Months Ended June 30, 2010 and 2009, respectively. This included $816.1 million and $1,660.3 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

JUNE 30, 2010 AND 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses. During the period from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc. Therefore, with respect to the above graphs for the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2009, DBLCIX reflects Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™, and with respect to the above graphs for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010, DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Diversified Excess Return™ .

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD SEPTEMBER 1997 THROUGH DECEMBER 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX METHODOLOGY, AND SELECTION OF INDEX’S COMMODITIES, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2009, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Three Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 8.29% from $23.52 per Share to $21.57 per Share. The Share price high and low for the Three Months Ended June 30, 2010 and related change from the Share price on March 31, 2010 was as follows: Shares traded from a high of $24.70 per Share (+5.02%) on April 15, 2010 to a low of $21.25 per Share (-9.65%) on June 4, 2010.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2010, the net asset value of each Share decreased 8.14% from $23.60 per Share to $21.68 per Share. Falling futures contracts prices for crude oil, heating oil, aluminum, corn, wheat, RBOB gasoline, brent crude oil, zinc, copper grade A, soybeans and sugar were partially offset by higher futures contract prices for gold, natural gas and silver during the Three Months Ended June 30, 2010 contributing to an overall 8.01% decrease in the level of the DBLCI-OY Diversified TR™.

Net loss for the Three Months Ended June 30, 2010 was $392.4 million, resulting from $1.5 million of interest income, net realized loss of $122.3 million, net unrealized loss of $261.4 million and operating expenses of $10.2 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

Fund Share Price Performance

For the Six Months Ended June 30, 2010, the NYSE Arca market value of each Share decreased 12.39% from $24.62 per Share to $21.57 per Share. The Share price high and low for the Six Months Ended June 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $25.72 per Share (+4.47%) on January 6, 2010 to a low of $21.25 per Share (-13.69%) on June 4, 2010.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2010, the net asset value of each Share decreased 12.05% from $24.65 per Share to $21.68 per Share. Falling futures contracts prices for crude oil, heating oil, aluminum, corn, wheat, RBOB gasoline, natural gas, brent crude oil, zinc, copper grade A, soybeans and sugar were partially offset by higher futures contract prices for gold and silver during the Six Months Ended June 30, 2010 contributing to an overall 11.86% decrease in the level of the DBLCI-OY Diversified TR™.

Net loss for the Six Months Ended June 30, 2010 was $574.6 million, resulting from $2.2 million of interest income, net realized loss of $75.0 million, net unrealized loss of $482.1 million and operating expenses of $19.7 million.

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

THE FUND’S TRADING VALUE AT RISK

Commencing December 31, 2009 the Fund computed VaR using the actual historical market movements of the Fund’s total assets, as opposed to the previous methodology of using the historical market movements of the underlying futures contracts in connection with the Index Commodities only. Prior to December 31, 2009, the historical market movements of the underlying futures contracts were used because the actual historical market movements of the Fund were not sufficient.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$4,475,964,910	1.34%	$130,784,489	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$4,390,954,240	1.66%	$169,685,563	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2010 by market sector.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010, and as amended June 18, 2010.

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

For the Three Months Ended June 30, 2010, 8.2 million Shares were created for $190.4 million and 8.0 million Shares were redeemed for $174.0 million. On June 30, 2010, 198.8 million Shares of the Fund were outstanding for a market capitalization of $4,288.1 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2010	8,000,000	$21.76
Three Months Ended June 30, 2009	400,000	$20.99

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund and Subsidiary - June 30, 2010 (unaudited) and December 31, 2009, (ii) the Unaudited Consolidated Schedule of Investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary - June 30, 2010, (iii) the Consolidated Schedule of Investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary – December 31, 2009, (iv) the Unaudited Consolidated Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund and Subsidiary - Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009, (v) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Three Months Ended June 30, 2010, (vi) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Three Months Ended June 30, 2009, (vii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Six Months Ended June 30, 2010, (viii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Six Months Ended June 30, 2009, (ix) the Unaudited Consolidated Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund and Subsidiary - Six Months Ended June 30, 2010 and 2009, (x) the Statements of Financial Condition of DB Commodity Index Tracking Master Fund - June 30, 2010 (unaudited) and December 31, 2009, (xi) the Unaudited Schedule of Investments of DB Commodity Index Tracking Master Fund - June 30, 2010, (xii) the Schedule of Investments of DB Commodity Index Tracking Master Fund – December 31, 2009, (xiii) the Unaudited Statements of Income and Expenses of DB Commodity Index Tracking Master Fund - Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009, (xiv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Three Months Ended June 30, 2010, (xv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Three Months Ended June 30, 2009, (xvi) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Six Months Ended June 30, 2010, (xvii) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Six Months Ended June 30, 2009, (xviii) the Unaudited Statements of Cash Flows of DB Commodity Index Tracking Master Fund - Six Months Ended June 30, 2010 and 2009, (xix) Notes to Unaudited Consolidated Financial Statements of PowerShares DB Commodity Index Tracking Fund and Subsidiary, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB Commodity Index Tracking Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: August 5, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund and Subsidiary - June 30, 2010 (unaudited) and December 31, 2009, (ii) the Unaudited Consolidated Schedule of Investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary - June 30, 2010, (iii) the Consolidated Schedule of Investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary – December 31, 2009, (iv) the Unaudited Consolidated Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund and Subsidiary - Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009, (v) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Three Months Ended June 30, 2010, (vi) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Three Months Ended June 30, 2009, (vii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Six Months Ended June 30, 2010, (viii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Six Months Ended June 30, 2009, (ix) the Unaudited Consolidated Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund and Subsidiary - Six Months Ended June 30, 2010 and 2009, (x) the Statements of Financial Condition of DB Commodity Index Tracking Master Fund - June 30, 2010 (unaudited) and December 31, 2009, (xi) the Unaudited Schedule of Investments of DB Commodity Index Tracking Master Fund - June 30, 2010, (xii) the Schedule of Investments of DB Commodity Index Tracking Master Fund – December 31, 2009, (xiii) the Unaudited Statements of Income and Expenses of DB Commodity Index Tracking Master Fund - Three Months Ended June 30, 2010 and 2009 and Six Months Ended June 30, 2010 and 2009, (xiv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Three Months Ended June 30, 2010, (xv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Three Months Ended June 30, 2009, (xvi) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Six Months Ended June 30, 2010, (xvii) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Six Months Ended June 30, 2009, (xviii) the Unaudited Statements of Cash Flows of DB Commodity Index Tracking Master Fund - Six Months Ended June 30, 2010 and 2009, (xix) Notes to Unaudited Consolidated Financial Statements of PowerShares DB Commodity Index Tracking Fund and Subsidiary, tagged as blocks of text.

E-1