Form 10-Q
period 2010-09-30
PowerShares DB Commodity Index Tracking Fund; DB Commodity Index Tracking Master Fund
filed 2010-11-08
CIK 1328237, 1328239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of outstanding Shares as of September 30, 2010: 183,200,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2010

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Consolidated Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $3,819,229,424 and $3,908,543,765, respectively)	$3,819,274,032	$3,908,619,651
Cash held by broker (restricted $15,183,063 and $18,424,838, respectively)	314,832,242	261,006,845
Net unrealized appreciation on futures contracts	283,742,851	221,326,744

Deposits with broker	4,417,849,125	4,390,953,240

Other assets	1,000	1,000

Total assets	$4,417,850,125	$4,390,954,240

Liabilities
Payable to broker	$—	$298,202
Management fee payable	2,978,877	2,685,593
Brokerage fee payable	25,048	16,000

Total liabilities	3,003,925	2,999,795

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	1,000	1,000
Accumulated deficit	(36)	(14)

Total General shares	964	986

Shares:
Paid in capital—183,200,000 and 178,000,000 redeemable Shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	4,217,986,588	4,067,244,194
Accumulated earnings	196,857,684	320,708,279

Total Shares	4,414,844,272	4,387,952,473

Total shareholders’ equity	4,414,845,236	4,387,953,459

Non-controlling interest in consolidated subsidiary—related party	964	986

Total equity	4,414,846,200	4,387,954,445

Total liabilities and equity	$4,417,850,125	$4,390,954,240

Net asset value per share
General shares	$24.10	$24.65
Shares	$24.10	$24.65

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	19.77%	$872,983,412	$873,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	5.65	249,490,270	249,500,000
U.S. Treasury Bills, 0.115% due October 21, 2010	4.58	201,985,456	202,000,000
U.S. Treasury Bills, 0.08% due October 28, 2010	5.87	259,273,811	259,300,000
U.S. Treasury Bills, 0.12% due November 4, 2010	14.36	633,918,848	634,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	10.24	451,934,008	452,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	2.31	101,982,762	102,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	4.05	178,958,293	179,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	3.87	170,961,696	171,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	2.24	98,974,359	99,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	7.23	318,912,594	319,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	2.47	108,965,556	109,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	3.85	170,932,968	171,000,000

Total United States Treasury Obligations (cost $3,819,229,424)	86.49%	$3,819,274,032

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,654 contracts, settlement date November 15, 2010)	0.59%	$25,923,756
Brent Crude (6,570 contracts, settlement date October 14, 2010)	0.71	31,185,380
Copper (1,130 contracts, settlement date March 14, 2011)	0.92	40,808,050
Corn (6,875 contracts, settlement date December 14, 2010)	0.59	26,158,463
Corn (4,486 contracts, settlement date March 14, 2011)	0.52	23,133,438
Gasoline (6,243 contracts, settlement date October 29, 2010)	(0.34)	(15,114,464)
Gasoline (23 contracts, settlement date November 30, 2010)	0.00	77,351
Light Sweet Crude Oil (5,982 contracts, settlement date June 21, 2011)	0.58	25,432,780
Gold (3,226 contracts, settlement date November 26, 2010)	0.41	17,873,760
Heating Oil (5,497 contracts, settlement date May 31, 2011)	(0.24)	(10,532,277)
Natural Gas (3,548 contracts, settlement date September 28, 2011)	(0.16)	(7,163,330)
Red Wheat (2,604 contracts, settlement date July 14, 2011)	0.44	19,225,238
Silver (1,016 contracts, settlement date December 29, 2010)	0.50	22,285,720
Soybeans (3,310 contracts, settlement date November 12, 2010)	0.51	22,726,625
Soybeans (1,808 contracts, settlement date January 14, 2011)	0.18	7,939,238
Soybean Meal (25 contracts, settlement date December 14, 2010)	0.00	12,250
Sugar (10,007 contracts, settlement date June 30, 2011)	0.96	42,489,037
Wheat (1,012 contracts, settlement date December 14, 2010)	0.10	4,460,788
Wheat (3,374 contracts, settlement date July 14, 2011)	0.60	26,404,600
Zinc (3,298 contracts, settlement date May 16, 2011)	(0.44)	(19,583,550)

Net Unrealized Appreciation on Futures Contracts	6.43%	$283,742,851

Net unrealized appreciation is comprised of unrealized gains of $338,852,903 and unrealized losses of $55,110,052.

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$1,461,215	$1,310,739	$3,669,535	$2,589,237

Expenses
Management Fee	9,196,620	6,216,143	28,254,874	13,071,789
Brokerage Commissions and Fees	191,564	120,554	815,677	589,823

Total Expenses	9,388,184	6,336,697	29,070,551	13,661,612

Net investment loss	(7,926,969)	(5,025,958)	(25,401,016)	(11,072,375)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	(278)	1,943	(1,863)	(14,766)
Futures	(85,961,933)	(10,231,862)	(160,813,034)	(444,641,716)
Foreign Currency Translation	126,496	—	(19,555)	—

Net realized loss	(85,835,715)	(10,229,919)	(160,834,452)	(444,656,482)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	149,199	252,127	(31,278)	243,781
Futures	544,331,472	(34,774,661)	62,416,107	544,497,395
Foreign Currency Translation	4,618	—	—	—

Net change in unrealized gain (loss)	544,485,289	(34,522,534)	62,384,829	544,741,176

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	458,649,574	(44,752,453)	(98,449,623)	100,084,694

Net Income (Loss)	$450,722,605	$(49,778,411)	$(123,850,639)	$89,012,319

Less: net (income) loss attributed to the non-controlling interest in consolidated subsidiary - related party	(97)	11	22	(30)

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund and Subsidiary	$450,722,508	$(49,778,400)	$(123,850,617)	$89,012,289

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(133)	$867	198,800,000	$4,564,189,820	$(253,864,727)	$4,310,325,093	$4,310,325,960	$867	$4,310,326,827

Sale of Shares					1,800,000	40,351,794		40,351,794	40,351,794		40,351,794

Redemption of Shares					(17,400,000)	(386,555,026)		(386,555,026)	(386,555,026)		(386,555,026)

Net Income

Net investment loss			(3)	(3)			(7,926,963)	(7,926,963)	(7,926,966)	(3)	(7,926,969)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(17)	(17)			(85,835,681)	(85,835,681)	(85,835,698)	(17)	(85,835,715)

Net change in unrealized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			117	117			544,485,055	544,485,055	544,485,172	117	544,485,289

Net Income			97	97			450,722,411	450,722,411	450,722,508	97	450,722,605

Balance at September 30, 2010	40	$1,000	$(36)	$964	183,200,000	$4,217,986,588	$196,857,684	$4,414,844,272	$4,414,845,236	$964	$4,414,846,200

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(14)	$986	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,953,459	$986	$4,387,954,445

Sale of Shares					36,800,000	856,425,956		856,425,956	856,425,956		856,425,956

Redemption of Shares					(31,600,000)	(705,683,562)		(705,683,562)	(705,683,562)		(705,683,562)

Net Loss

Net investment loss			(6)	(6)			(25,401,004)	(25,401,004)	(25,401,010)	(6)	(25,401,016)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(32)	(32)			(160,834,388)	(160,834,388)	(160,834,420)	(32)	(160,834,452)

Net change in unrealized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			16	16			62,384,797	62,384,797	62,384,813	16	62,384,829

Net Loss			(22)	(22)			(123,850,595)	(123,850,595)	(123,850,617)	(22)	(123,850,639)

Balance at September 30, 2010	40	$1,000	$(36)	$964	183,200,000	$4,217,986,588	$196,857,684	$4,414,844,272	$4,414,845,236	$964	$4,414,846,200

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (Loss)	$(123,850,639)	$89,012,319
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(12,468,313,290)	(8,043,271,472)
Proceeds from securities sold and matured	12,561,311,603	4,818,353,745
Net accretion of discount on United States Treasury Obligations	(3,685,835)	(2,596,915)
Net realized loss on United States Treasury Obligations	1,863	14,766
Net change in unrealized gain on United States Treasury Obligations and futures	(62,384,829)	(544,741,176)
Decrease in restricted cash	3,241,775	—
Change in operating receivables and liabilities:
Payable for securities purchased	—	159,955,511
Payable to broker	(298,202)	14,797
Management fee payable	293,284	1,428,945
Brokerage fee payable	9,048	(2,085)

Net cash used for operating activities	(93,675,222)	(3,521,831,565)

Cash flows from financing activities:
Proceeds from sale of Shares	856,425,956	2,278,817,934
Redemption of Shares	(705,683,562)	(105,878,052)

Net cash provided by financing activities	150,742,394	2,172,939,882

Net change in cash held by broker	57,067,172	(1,348,891,683)
Unrestricted cash held by broker at beginning of period	242,582,007	1,713,943,642

Unrestricted cash held by broker at end of period	$299,649,179	$365,051,959

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Statements of Financial Condition

September 30, 2010 (unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $3,819,229,424 and $3,908,543,765, respectively)	$3,819,274,032	$3,908,619,651
Cash held by broker (restricted $15,183,063 and $18,424,838, respectively)	314,832,242	261,006,845
Net unrealized appreciation on futures contracts	283,742,851	221,326,744

Deposits with broker	4,417,849,125	4,390,953,240

Receivable for Shares issued	1,000	1,000

Total assets	$4,417,850,125	$4,390,954,240

Liabilities
Payable to broker	$—	$298,202
Management fee payable	2,978,877	2,685,593
Brokerage fee payable	25,048	16,000

Total liabilities	3,003,925	2,999,795

Commitments and Contingencies (Note 9)

Equity
Unit holders’ equity
General units:
Paid in capital—80 units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	2,000	2,000
Accumulated deficit	(72)	(28)

Total General units	1,928	1,972

Limited units:
Paid in capital—183,200,000 and 178,000,000 redeemable units issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	4,217,986,588	4,067,244,194
Accumulated earnings	196,857,684	320,708,279

Total Limited units	4,414,844,272	4,387,952,473

Total unit holders’ equity	4,414,846,200	4,387,954,445

Total liabilities and equity	$4,417,850,125	$4,390,954,240

Net asset value per unit
General unit	$24.10	$24.65
Limited unit	$24.10	$24.65

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Schedule of Investments

September 30, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.09% due October 7, 2010	19.77%	$872,983,412	$873,000,000
U.S. Treasury Bills, 0.10% due October 14, 2010	5.65	249,490,270	249,500,000
U.S. Treasury Bills, 0.115% due October 21, 2010	4.58	201,985,456	202,000,000
U.S. Treasury Bills, 0.08% due October 28, 2010	5.87	259,273,811	259,300,000
U.S. Treasury Bills, 0.12% due November 4, 2010	14.36	633,918,848	634,000,000
U.S. Treasury Bills, 0.145% due November 12, 2010	10.24	451,934,008	452,000,000
U.S. Treasury Bills, 0.145% due November 18, 2010	2.31	101,982,762	102,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	4.05	178,958,293	179,000,000
U.S. Treasury Bills, 0.145% due December 2, 2010	3.87	170,961,696	171,000,000
U.S. Treasury Bills, 0.135% due December 9, 2010	2.24	98,974,359	99,000,000
U.S. Treasury Bills, 0.14% due December 16, 2010	7.23	318,912,594	319,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	2.47	108,965,556	109,000,000
U.S. Treasury Bills, 0.155% due December 30, 2010	3.85	170,932,968	171,000,000

Total United States Treasury Obligations (cost $3,819,229,424)	86.49%	$3,819,274,032

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,654 contracts, settlement date November 15, 2010)	0.59%	$25,923,756
Brent Crude (6,570 contracts, settlement date October 14, 2010)	0.71	31,185,380
Copper (1,130 contracts, settlement date March 14, 2011)	0.92	40,808,050
Corn (6,875 contracts, settlement date December 14, 2010)	0.59	26,158,463
Corn (4,486 contracts, settlement date March 14, 2011)	0.52	23,133,438
Gasoline (6,243 contracts, settlement date October 29, 2010)	(0.34)	(15,114,464)
Gasoline (23 contracts, settlement date November 30, 2010)	0.00	77,351
Light Sweet Crude Oil (5,982 contracts, settlement date June 21, 2011)	0.58	25,432,780
Gold (3,226 contracts, settlement date November 26, 2010)	0.41	17,873,760
Heating Oil (5,497 contracts, settlement date May 31, 2011)	(0.24)	(10,532,277)
Natural Gas (3,548 contracts, settlement date September 28, 2011)	(0.16)	(7,163,330)
Red Wheat (2,604 contracts, settlement date July 14, 2011)	0.44	19,225,238
Silver (1,016 contracts, settlement date December 29, 2010)	0.50	22,285,720
Soybeans (3,310 contracts, settlement date November 12, 2010)	0.51	22,726,625
Soybeans (1,808 contracts, settlement date January 14, 2011)	0.18	7,939,238
Soybean Meal (25 contracts, settlement date December 14, 2010)	0.00	12,250
Sugar (10,007 contracts, settlement date June 30, 2011)	0.96	42,489,037
Wheat (1,012 contracts, settlement date December 14, 2010)	0.10	4,460,788
Wheat (3,374 contracts, settlement date July 14, 2011)	0.60	26,404,600
Zinc (3,298 contracts, settlement date May 16, 2011)	(0.44)	(19,583,550)

Net Unrealized Appreciation on Futures Contracts	6.43%	$283,742,851

Net unrealized appreciation is comprised of unrealized gains of $338,852,903 and unrealized losses of $55,110,052.

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

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income, net	$1,461,215	$1,310,739	$3,669,535	$2,589,237

Expenses
Management Fee	9,196,620	6,216,143	28,254,874	13,071,789
Brokerage Commissions and Fees	191,564	120,554	815,677	589,823

Total Expenses	9,388,184	6,336,697	29,070,551	13,661,612

Net investment loss	(7,926,969)	(5,025,958)	(25,401,016)	(11,072,375)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	(278)	1,943	(1,863)	(14,766)
Futures	(85,961,933)	(10,231,862)	(160,813,034)	(444,641,716)
Foreign Currency Translation	126,496	—	(19,555)	—

Net realized loss	(85,835,715)	(10,229,919)	(160,834,452)	(444,656,482)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	149,199	252,127	(31,278)	243,781
Futures	544,331,472	(34,774,661)	62,416,107	544,497,395
Foreign Currency Translation	4,618	—	—	—

Net change in unrealized gain (loss)	544,485,289	(34,522,534)	62,384,829	544,741,176

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	458,649,574	(44,752,453)	(98,449,623)	100,084,694

Net Income (Loss)	$450,722,605	$(49,778,411)	$(123,850,639)	$89,012,319

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2010	80	$2,000	$(266)	$1,734	198,800,000	$4,564,189,820	$(253,864,727)	$4,310,325,093	$4,310,326,827

Sale of Limited Units					1,800,000	40,351,794		40,351,794	40,351,794

Redemption of Limited Units					(17,400,000)	(386,555,026)		(386,555,026)	(386,555,026)

Net Income

Net investment loss			(6)	(6)			(7,926,963)	(7,926,963)	(7,926,969)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(34)	(34)			(85,835,681)	(85,835,681)	(85,835,715)

Net change in unrealized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			234	234			544,485,055	544,485,055	544,485,289

Net Income			194	194			450,722,411	450,722,411	450,722,605

Balance at September 30, 2010	80	$2,000	$(72)	$1,928	183,200,000	$4,217,986,588	$196,857,684	$4,414,844,272	$4,414,846,200

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Three Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at July 1, 2009	80	$2,000	$(204)	$1,796	132,600,000	$3,000,244,358	$(21,590,867)	$2,978,653,491	$2,978,655,287

Sale of Limited Units					27,400,000	618,543,062		618,543,062	618,543,062

Redemption of Limited Units					(4,000,000)	(86,220,800)		(86,220,800)	(86,220,800)

Net Loss

Net investment loss			(4)	(4)			(5,025,954)	(5,025,954)	(5,025,958)

Net realized loss on United States Treasury Obligations and Futures			(8)	(8)			(10,229,911)	(10,229,911)	(10,229,919)

Net change in unrealized loss on United States Treasury Obligations and Futures			(10)	(10)			(34,522,524)	(34,522,524)	(34,522,534)

Net Loss			(22)	(22)			(49,778,389)	(49,778,389)	(49,778,411)

Balance at September 30, 2009	80	$2,000	$(226)	$1,774	156,000,000	$3,532,566,620	$(71,369,256)	$3,461,197,364	$3,461,199,138

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2010

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2010	80	$2,000	$(28)	$1,972	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,954,445

Sale of Limited Units					36,800,000	856,425,956		856,425,956	856,425,956

Redemption of Limited Units					(31,600,000)	(705,683,562)		(705,683,562)	(705,683,562)

Net Loss

Net investment loss			(12)	(12)			(25,401,004)	(25,401,004)	(25,401,016)

Net realized loss on United States Treasury Obligations, Futures and Foreign Currency Translation			(64)	(64)			(160,834,388)	(160,834,388)	(160,834,452)

Net change in unrealized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			32	32			62,384,797	62,384,797	62,384,829

Net Loss			(44)	(44)			(123,850,595)	(123,850,595)	(123,850,639)

Balance at September 30, 2010	80	$2,000	$(72)	$1,928	183,200,000	$4,217,986,588	$196,857,684	$4,414,844,272	$4,414,846,200

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statement of Changes in Unit Holders’ Equity

For the Nine Months Ended September 30, 2009

	General Units				Limited Units
	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Units	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Unit Holders’ Equity
Balance at January 1, 2009	80	$2,000	$(286)	$1,714	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,937

Sale of Limited Units					105,000,000	2,278,817,934		2,278,817,934	2,278,817,934

Redemption of Limited Units					(5,000,000)	(105,878,052)		(105,878,052)	(105,878,052)

Net Income

Net investment loss			(10)	(10)			(11,072,365)	(11,072,365)	(11,072,375)

Net realized loss on United States Treasury Obligations and Futures			(328)	(328)			(444,656,154)	(444,656,154)	(444,656,482)

Net change in unrealized gain on United States Treasury Obligations and Futures			398	398			544,740,778	544,740,778	544,741,176

Net Income			60	60			89,012,259	89,012,259	89,012,319

Balance at September 30, 2009	80	$2,000	$(226)	$1,774	156,000,000	$3,532,566,620	$(71,369,256)	$3,461,197,364	$3,461,199,138

See accompanying notes to unaudited consolidated financial statements.

DB Commodity Index Tracking Master Fund

(A majority owned subsidiary of Powershares DB Commodity Index Tracking Fund)

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net Income (Loss)	$(123,850,639)	$89,012,319
Adjustments to reconcile net income (loss) to net cash provided by (used) for operating activities:
Cost of securities purchased	(12,468,313,290)	(8,043,271,472)
Proceeds from securities sold and matured	12,561,311,603	4,818,353,745
Net accretion of discount on United States Treasury Obligations	(3,685,835)	(2,596,915)
Net realized loss on United States Treasury Obligations	1,863	14,766
Net change in unrealized gain on United States Treasury Obligations and futures	(62,384,829)	(544,741,176)
Decrease in restricted cash	3,241,775	—
Change in operating receivables and liabilities:
Payable for securities purchased	—	159,955,511
Payable to broker	(298,202)	14,797
Management fee payable	293,284	1,428,945
Brokerage fee payable	9,048	(2,085)

Net cash used for operating activities	(93,675,222)	(3,521,831,565)

Cash flow from financing activities:
Proceeds from sale of Limited Units	856,425,956	2,278,817,934
Redemption of Limited Units	(705,683,562)	(105,878,052)

Net cash provided by financing activities	150,742,394	2,172,939,882

Net change in cash held by broker	57,067,172	(1,348,891,683)
Cash held by broker at beginning of period	242,582,007	1,713,943,642

Cash held by broker at end of period	$299,649,179	$365,051,959

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

September 30, 2010

(1) Organization

PowerShares DB Commodity Index Tracking Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB Commodity Index Tracking Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on May 23, 2005. DB Commodity Services LLC, a Delaware Limited Liability Company (“DBCS” or the “Managing Owner”), funded both the Fund and the Master Fund with a capital contribution of $1,000 to each fund in exchange for 40 General Shares of the Fund and 40 General Units of the Master Fund. The fiscal year end of the Fund is December 31st . The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Fund and the Master Fund (each a “Trust Agreement”, and collectively, the “Trust Agreements”).

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

This report covers the three months ended September 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended September 30, 2010” and the “Three Months Ended September 30, 2009”, respectively) and the Nine Months Ended September 30, 2010 and 2009 (hereinafter referred to as the “Nine Months Ended September 30, 2010” and the “Nine Months Ended September 30, 2009”, respectively).

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

The Fund does not employ leverage. As of September 30, 2010 and December 31, 2009, the Fund had $4,417,849,125 (or 100%) and $4,390,953,240 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker. Of this, $274,667,287 (or 6.22%) and $288,167,861 (or 6.56%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2010 and December 31, 2009. For additional information, please see the unaudited Consolidated Schedule of Investments as of September 30, 2010 and the audited Consolidated Schedule of Investments as of December 31, 2009 for a breakdown of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred Management Fees of $9,196,620 and $6,216,143, respectively. Management Fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $28,254,874 and $13,071,789, respectively. As of September 30, 2010 and December 31, 2009, Management Fees payable to the Managing Owner were $2,978,877 and $2,685,593, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative and custodial services for the Master Fund. As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund. During the Three Months Ended September 30, 2010 and 2009, the Fund and the Master Fund incurred brokerage fees of $191,564 and $120,554, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2010 and 2009 by the Fund and the Master Fund were $815,677 and $589,823, respectively. As of September 30, 2010 and December 31, 2009, brokerage fees payable were $25,048 and $16,000, respectively.

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

September 30, 2010

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®“ trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

September 30, 2010

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2010 and December 31, 2009 were holdings of $274,667,287 and $288,167,861, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of September 30, 2010 the Fund had cash held by the Commodity Broker of $314,832,242 of which $15,183,063 was restricted. As of December 31, 2009 the Fund had cash held by the Commodity Broker of $261,006,845 of which $18,424,838 was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. As of September 30, 2010 and December 31, 2009 there were no cash equivalents held by the Fund.

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

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2010 and December 31, 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $283,742,851 and $221,326,744, respectively.

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

(j) Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2010 and 2009 and the Nine Months Ended September 30, 2010 and 2009, the Fund and the Master Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$3,819,274,032	$3,908,619,651
Commodity Futures Contracts (Level 1)	$283,742,851	$221,326,744

There were no Level 2 or Level 3 holdings as of September 30, 2010 and December 31, 2009.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

September 30, 2010

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2010 and 2009

and the Nine Months Ended September 30, 2010 and 2009

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Shares Sold*	1,800,000	27,400,000	$40,351,794	$618,543,062	36,800,000	105,000,000	$856,425,956	$2,278,817,934
Shares Redeemed*	(17,400,000)	(4,000,000)	(386,555,026)	(86,220,800)	(31,600,000)	(5,000,000)	(705,683,562)	(105,878,052)

Net Increase	(15,600,000)	23,400,000	$(346,203,232)	$532,322,262	5,200,000	100,000,000	$150,742,394	$2,172,939,882

*	Each Share sold and redeemed by the Fund correlates with a Master Fund Unit issued and redeemed by the Master Fund. Master Fund Units may be created or redeemed only by the Fund.

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund and the Master Fund. As of September 30, 2010, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2010 and 2009 and for the Nine Months Ended September 30, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

PowerShares DB Commodity Index Tracking Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements—(Continued)

September 30, 2010

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

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net Asset Value
Net asset value per Share, beginning of period	$21.68	$22.46	$24.65	$21.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures	2.46	(0.24)	(0.42)	0.87
Net investment income (loss)	(0.04)	(0.03)	(0.13)	(0.10)

Net income (loss)	2.42	(0.27)	(0.55)	0.77
Net asset value per Share, end of period	$24.10	$22.19	$24.10	$22.19

Market value per Share, beginning of period	$21.57	$22.62	$24.62	$21.19

Market value per Share, end of period	$24.11	$22.06	$24.11	$22.06

Ratio to average Net Assets*
Net investment income (loss)	(0.73)%	(0.61)%	(0.76)%	(0.63)%

Total expenses	0.87%	0.76%	0.87%	0.78%

Total Return, at net asset value **	11.16%	(1.20)%	(2.23)%	3.59%

Total Return, at market value **	11.78%	(2.48)%	(2.07)%	4.11%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil (WTI)	12.375
Heating Oil	12.375
RBOB Gasoline	12.375
Natural Gas	5.500
Brent Crude	12.375
Gold	8.000
Silver	2.000
Aluminum	4.166
Zinc	4.167
Copper Grade A	4.167
Corn	5.625
Wheat	5.625
Soybeans	5.625
Sugar	5.625

Closing Level on Base Date:	100.000

[1]	From May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™. As of July 31, 1988, the base date of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™, the index base weights of each index commodity was: Light Sweet Crude Oil (WTI) 35.00%; Heating Oil 20.00%; Aluminum 12.50%; Gold 10.00%; Corn 11.25%; and Wheat 11.25%. Accordingly, the closing level on the base date was 100.00%.

The following table reflects the Fund weights of each Index Commodity as of September 30, 2010:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	11.32
Heating Oil	11.88
RBOB Gasoline	11.97
Natural Gas	3.59
Brent Crude	12.08
Gold	9.43
Silver	2.48
Aluminum	4.78
Zinc	4.11
Copper Grade A	5.06
Corn	6.36
Wheat	3.45
Soybeans	6.34
Sugar	4.99
Red Spring Wheat	2.14
Soybean Meal	0.02

Closing Level as of September 30, 2010	100.000

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

Performance Summary

This report covers the three months ended September 30, 2010 and 2009 (hereinafter referred to as the “Three Months Ended September 30, 2010” and the “Three Months Ended September 30, 2009”, respectively) and the Nine Months Ended September 30, 2010 and 2009 (hereinafter referred to as the “Nine Months Ended September 30, 2010” and the “Nine Months Ended September 30, 2009”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBLCI-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010 and Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2009” below provides an overview of the changes in the closing levels of DBLCI-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™ or the DBLCI-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI-OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010

and Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns

for the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2009

	Aggregate returns for the indexes in the DBLCI-OY Diversified TR™*
Underlying Index	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
DB Light Crude Oil Indices	8.54%	(0.37)%
DB Heating Oil Indices	6.68%	(2.03)%
DB Aluminum Indices	17.55%	1.89%
DB Gold Indices	4.82%	18.88%
DB Corn Indices	32.78%	12.59%
DB Wheat Indices	25.86%	(0.66)%
DB RBOB Gasoline Indices	5.52%	(2.15)%
DB Natural Gas Indices	(21.68)%	(37.09)%
DB Silver Indices	16.29%	28.91%
DB Zinc Indices	20.86%	(16.31)%
DB Copper Grade A Indices	22.34%	8.17%
DB Soybeans Indices	22.68%	9.23%
DB Sugar Indices	25.30%	(22.94)%
DB Brent Crude Indices	6.40%	(6.99)%

AGGREGATE RETURNS	11.16%	(2.03)%

*	During the period from October 19, 2009 to December 31, 2009, the Fund tracked the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBLCI-OY ER™.

	Aggregate returns for indexes in the DBLCI-OYTR™
Underlying Index	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
DB Crude Oil Indices	(1.04)%	23.36%
DB Heating Oil Indices	(3.10)%	5.71%
DB Aluminum Indices	14.04%	14.72%
DB Gold Indices	8.49%	13.28%
DB Corn Indices	(6.29)%	(23.71)%
DB Wheat Indices	(17.03)%	(30.52)%

AGGREGATE RETURNS	(0.89)%	4.36%

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

Operating Activities

Net cash flow used for operating activities was $93.7 million and $3,521.8 million for the Nine Months Ended September 30, 2010 and 2009, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2010, $12,468.3 million was paid to purchase United States Treasury Obligations and $12,561.3 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2009, $8,043.3 million was paid to purchase United States Treasury Obligations and $4,818.4 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $62.4 million and by $544.7 million during the Nine Months Ended September 30, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $150.7 million and $2,172.9 million during the Nine Months Ended September 30, 2010 and 2009, respectively. This included $856.4 million and $2,278.8 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

SEPTEMBER 30, 2010 AND 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses. During the period from May 24, 2006 to October 16, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™. The commodities comprising the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Master Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc. Therefore, with respect to the above graphs for the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2009, DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™, and with respect to the above graphs for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010, DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Diversified Excess Return™ .

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Three Months Ended September 30, 2010, the NYSE Arca market value of each Share increased 11.78% from $21.57 per Share to $24.11 per Share. The Share price low and high for the Three Months Ended September 30, 2010 and related change from the Share price on June 30, 2010 was as follows: Shares traded from a low of $21.20 per Share (-1.72%) on July 2, 2010, to a high of $24.11 per Share (+11.78%) on September 30, 2010.

For the Three Months Ended September 30, 2009, the NYSE Arca market value of each Share decreased 2.48% from $22.62 per Share to $22.06 per Share. The Share price low and high for the Three Months Ended September 30, 2009 and related change from the Share price on June 30, 2009 was as follows: Shares traded from a low of $20.74 per Share (-8.31%) on July 10, 2009, to a high of $23.95 per Share (+5.88%) on August 5, 2009.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2010, the net asset value of each Share increased 11.16% from $21.68 per Share to $24.10 per Share. Rising futures contracts prices for crude oil, heating oil, aluminum, corn, wheat, RBOB gasoline, brent crude oil, zinc, copper grade A, soybeans and sugar, gold, and silver were partially offset by lower futures contract prices for natural gas during the Three Months Ended September 30, 2010 contributing to an overall 11.16% increase in the level of the DBLCI-OY Diversified TR™.

Net income for the Three Months Ended September 30, 2010 was $450.7 million, resulting from $1.4 million of interest income, net realized loss of $85.8 million, net unrealized gain of $544.5 million and operating expenses of $9.4 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

Fund Share Price Performance

For the Nine Months Ended September 30, 2010, the NYSE Arca market value of each Share decreased 2.07% from $24.62 per Share to $24.11 per Share. The Share price high and low for the Nine Months Ended September 30, 2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $25.72 per Share (+4.47%) on January 6, 2010 to a low of $21.20 per Share (-13.89%) on July 2, 2010.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2010, the net asset value of each Share decreased 2.23% from $24.65 per Share to $24.10 per Share. Falling futures contracts prices for natural gas, sugar, zinc, Brent crude oil, RBOB gasoline, heating oil, wheat and light crude were partially offset by higher futures contract prices for silver, gold, corn, soybeans, copper, and aluminum during the Nine Months Ended September 30, 2010 contributing to an overall 2.03% decrease in the level of the DBLCI-OY Diversified TR™.

Net loss for the Nine Months Ended September 30, 2010 was $123.9 million, resulting from $3.7 million of interest income, net realized loss of $160.8 million, net unrealized gain of $62.3 million and operating expenses of $29.1 million.

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

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$4,417,850,125	1.19%	$122,711,758	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$4,390,954,240	1.66%	$169,685,563	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2010 by market sector.

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

Other than the addition of the risk factor described below, there have been no material changes from the risk factors disclosed under the heading “Risk Factors” in Item 1A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009. For risks that could affect actual results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Registrant, see the risk factors disclosed under “Risk Factors” in Item 1A of the 2009 Annual Report on Form 10-K. The risk factor below should be read in conjunction with the risk factors disclosed in the 2009 Annual Report on Form 10-K.

The Effect Of Market Disruptions, Governmental Intervention And The Dodd-Frank Wall Street Reform And Consumer Protection Act Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition — as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action — these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving. The financing available to market participants from their banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the affected market participants. Market disruptions may from time to time cause dramatic losses, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

In response to the recent financial crises, the Obama Administration and the U.S. Congress proposed sweeping reform of the U.S. financial regulatory system. After over a year of debate, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Reform Act, became law in July 2010. The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Reform Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Reform Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. The Reform Act and regulations adopted pursuant to the Reform Act could have a material adverse impact on the profit potential of the Fund.

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

For the Three Months Ended September 30, 2010, 1.8 million Shares were created for $40.4 million and 17.4 million Shares were redeemed for $386.6 million. On September 30, 2010, 183.2 million Shares of the Fund were outstanding for a market capitalization of $4,417.0 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2010	17,400,000	$22.22
Three Months Ended September 30, 2009	4,000,000	$21.56

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund and Subsidiary - September 30, 2010 (unaudited) and December 31, 2009, (ii) the Unaudited Consolidated Schedule of Investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary - September 30, 2010, (iii) the Consolidated Schedule of Investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary – December 31, 2009, (iv) the Unaudited Consolidated Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund and Subsidiary - Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009, (v) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Three Months Ended September 30, 2010, (vi) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Three Months Ended September 30, 2009, (vii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Nine Months Ended September 30, 2010, (viii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Nine Months Ended September 30, 2009, (ix) the Unaudited Consolidated Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund and Subsidiary - Nine Months Ended September 30, 2010 and 2009, (x) the Statements of Financial Condition of DB Commodity Index Tracking Master Fund - September 30, 2010 (unaudited) and December 31, 2009, (xi) the Unaudited Schedule of Investments of DB Commodity Index Tracking Master Fund - September 30, 2010, (xii) the Schedule of Investments of DB Commodity Index Tracking Master Fund – December 31, 2009, (xiii) the Unaudited Statements of Income and Expenses of DB Commodity Index Tracking Master Fund - Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009, (xiv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Three Months Ended September 30, 2010, (xv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Three Months Ended September 30, 2009, (xvi) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Nine Months Ended September 30, 2010, (xvii) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Nine Months Ended September 30, 2009, (xviii) the Unaudited Statements of Cash Flows of DB Commodity Index Tracking Master Fund - Nine Months Ended September 30, 2010 and 2009, (xix) Notes to Unaudited Consolidated Financial Statements of PowerShares DB Commodity Index Tracking Fund and Subsidiary, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

DB Commodity Index Tracking Master Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/S/ HANS EPHRAIMSON
	Name:	Hans Ephraimson
	Title:	Chief Executive Officer

Dated: November 8, 2010	By:	/S/ MICHAEL GILLIGAN
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.3	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

31.4	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-5

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-9

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund and Subsidiary - September 30, 2010 (unaudited) and December 31, 2009, (ii) the Unaudited Consolidated Schedule of Investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary - September 30, 2010, (iii) the Consolidated Schedule of Investments of PowerShares DB Commodity Index Tracking Fund and Subsidiary – December 31, 2009, (iv) the Unaudited Consolidated Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund and Subsidiary - Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009, (v) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Three Months Ended September 30, 2010, (vi) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Three Months Ended September 30, 2009, (vii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Nine Months Ended September 30, 2010, (viii) the Unaudited Consolidated Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund and Subsidiary – Nine Months Ended September 30, 2009, (ix) the Unaudited Consolidated Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund and Subsidiary - Nine Months Ended September 30, 2010 and 2009, (x) the Statements of Financial Condition of DB Commodity Index Tracking Master Fund - September 30, 2010 (unaudited) and December 31, 2009, (xi) the Unaudited Schedule of Investments of DB Commodity Index Tracking Master Fund - September 30, 2010, (xii) the Schedule of Investments of DB Commodity Index Tracking Master Fund – December 31, 2009, (xiii) the Unaudited Statements of Income and Expenses of DB Commodity Index Tracking Master Fund - Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009, (xiv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Three Months Ended September 30, 2010, (xv) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Three Months Ended September 30, 2009, (xvi) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Nine Months Ended September 30, 2010, (xvii) the Unaudited Statements of Changes in Shareholders’ Equity of DB Commodity Index Tracking Master Fund - Nine Months Ended September 30, 2009, (xviii) the Unaudited Statements of Cash Flows of DB Commodity Index Tracking Master Fund - Nine Months Ended September 30, 2010 and 2009, (xix) Notes to Unaudited Consolidated Financial Statements of PowerShares DB Commodity Index Tracking Fund and Subsidiary, tagged as blocks of text.

E-1