Form 10-K
period 2010-12-31
PowerShares DB Commodity Index Tracking Fund
filed 2011-02-28
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $4,288,116,000

Number of Common Units of Beneficial Interest outstanding as of February 21, 2011: 196,800,000

ii

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

Organization

PowerShares DB Commodity Index Tracking Fund (the “Fund”) was formed as Delaware statutory trust on May 23, 2005. DB Commodity Services LLC, a Delaware Limited Liability Company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. DBCS is the Managing Owner of the Fund. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”).

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Fund. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Commodity Index Tracking Master Fund (the “Master Fund”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

Fund Investment Overview

During the period from January 31, 2006 (commencement of investment operations) to May 23, 2006, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Excess Return™ over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. During the period from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund does not employ leverage. As of December 31, 2010 and 2009, the Fund had $5,110,292,129 (or 100%) and $4,390,953,240 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $330,490,820 (or 6.47%) and $288,167,861 (or 6.56%), of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of December 31, 2010 and 2009, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific futures contract that is a part of the Index, the Fund may invest in a futures contract referencing the particular Index Commodity other than the specific contract that is a part of the Index or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that is a part of the Index.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Fund and the Managing Owner have been licensed to use DBLCI™ and Deutsche Bank Liquid Commodity Index™. The Index Sponsor does not approve, endorse or recommend the Fund or the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

[1]

From May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index - Optimum Yield Excess Return™. As of July 31, 1988, the base date of the Deutsche Bank Liquid Commodity Index - Optimum Yield Excess Return™, the index base weights of each index commodity was: Light Sweet Crude Oil (WTI) - 35.00%; Heating Oil - 20.00%; Aluminum - 12.50%; Gold - 10.00%; Corn - 11.25%; and Wheat - 11.25%. Accordingly, the closing level on the base date was 100.00%.

The following table reflects the Fund weights of each Index Commodity as of December 31, 2010:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	12.42
Heating Oil	12.47
RBOB Gasoline	12.39
Natural Gas	5.48
Brent Crude	12.67
Gold	7.76
Silver	2.16
Aluminum	4.06
Zinc	3.94
Copper Grade A	4.44
Corn	5.48
Wheat	5.54
Soybeans	5.80
Sugar	5.39

Closing Level as of December 31, 2010	100.00

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible ‘implied roll yield.’ The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, each Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

The futures contract price for each Index Commodity will be the exchange closing price for such Index Commodity on each weekday when banks in New York, New York are open (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2011, and the Delivery Month of the Index Commodity futures contract currently in the Index is November 2011, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2011 and the Delivery Month of an Index Commodity futures contract currently in the Index is November 2011, the Delivery Month of an eligible new Index Commodity futures contract must be between December 2011 and October 2012. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the Trustee of the Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is compensated by the Managing Owner. Under the Trust Agreement, the Managing Owner, from the assets of the Fund, will indemnify the Trustee for any liability or expense relating to the formation, operations and termination of the Fund incurred without gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund. The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and has been managing such investment vehicles since January 2006. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodity Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Fund pays the Managing Owner a management fee (the “Management Fee”)2, monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without negligence or misconduct.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund.

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade3 for the Years Ended December 31, 2010, 2009, 2008 and 2007.

The Administrator

The Managing Owner, on behalf of the Fund, has appointed The Bank of New York Mellon as the administrator (the “Administrator”) of the Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York Mellon serves as custodian of the Fund (the “Custodian”) and has entered into a Global Custody Agreement (the “Custody Agreement”) in connection therewith. The Bank of New York Mellon serves as the transfer agent (the “Transfer Agent”) of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, 12th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions),

[2]	From July 12, 2006 through January 3, 2010, the Management Fee payable by the Fund was 0.75% per annum of the daily net asset value of the Fund. Effective January 4, 2010, the Management Fee payable by the Fund was increased from 0.75% to 0.85% per annum of the daily net asset value of the Fund.
[3]	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon 30 days’ prior written notice if the Fund has materially failed to perform its obligations under the Administration Agreement.

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

The Administrator’s monthly fees are paid on behalf of the Fund by the Managing Owner out of the Management Fee.

The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

The Administrator receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $500 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (“Invesco Aim Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

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

The CEAct and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the CEAct or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund. The CEAct gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Managing Owner. If the registration of a managing owner as a commodity trading advisor were to be terminated, restricted or suspended, the managing owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund. The Fund itself is not registered with the CFTC in any capacity.

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

Pursuant to authority in the CEAct, the NFA has been formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. NFA members are subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund itself is not required to become a member of the NFA).

The CFTC has no authority to regulate trading on foreign commodity exchanges and markets.

Employees

The Fund has no employees.

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

Investment and Trading Related Risks

The Value of the Shares Relates Directly to the Value of the Commodity Futures Contracts and Other Assets Held by the Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Shares.

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index over time through the Fund’s portfolio of exchange-traded futures contracts on the Index Commodities. The value of the Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the Index Commodities may fluctuate widely. Several factors may affect the prices of the Index Commodities, including, but not limited to:

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

The net asset value per Share will change as fluctuations occur in the market value of the Fund’s portfolio. Investors should be aware that the public trading price of a Basket may be different from the net asset value of a Basket (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket) and similarly the public trading price per Share may be different from the net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares is closely related, but not identical to, the same forces influencing the prices of the Index Commodities trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the below table lists the trading hours for each of the Index Commodities which trade on the futures exchange set forth in the table:

Index Commodity	Exchange[1]	Trading Hours[2]
Corn Soybeans Wheat	CBOT	10:30 am – 2:15 pm
Sugar #11	ICE US	3:30 am – 2:00 pm
Aluminum	LME	6:55 am – 7:00 am 7:55 am – 8:00 am 8:20 am – 9:45 am 10:15 am – 10:20 am 10:55 am – 11:00 am 11:15 am – 12:00 pm
Copper – Grade A	LME	7:00 am – 7:05 am 7:30 am – 7:35 am 8:20 am – 9:45 am 10:10 am – 10:15 am 10:50 am – 10:55 am 11:15 am – 12:00 pm
Zinc	LME	7:10 am – 7:15 am 7:50 am – 7:55 am 8:20 am – 9:45 am 10:05 am – 10:10 am 10:45 am – 10:50 am 11:15 am – 12:00 pm
Light Sweet Crude Oil (WTI) Heating Oil Natural Gas RBOB	NYMEX	9:00 am – 2:30 pm
Brent Crude Oil	ICE EUR	8:00 pm – 6:00 pm3
Silver	COMEX	9:00 am – 2:30 pm
Gold	COMEX	8:20 am – 1:30 pm

Legend:

[1]	“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

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

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Fund.

CFTC and commodity exchange rules impose speculative position limits on market participants, including the Fund, trading in certain commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts.

The Index is composed of 14 Index Commodities, of which 9 Index Commodities are subject to speculative position limits imposed by either the CFTC or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, when the futures contract matures and becomes deliverable, versus the limits set for all other months. Subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. If the Managing Owner determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for each Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels are subject to change by the CFTC or the relevant exchanges.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Corn	CBOT (C)	600 – Spot Month 13,500 – Single Month 22,000 – All Months Combined
Soybeans	CBOT (S)	600 – Spot Month 6,500 – Single Month 10,000 – All Months Combined
Wheat	CBOT (W)	600 – Spot Month 5,000 – Single Month 6,500 – All Months Combined
Sugar #11	ICE US (SB)	5,000 – Spot Month
Light Sweet Crude Oil	NYMEX (CL)	3, 000 – Spot Month 10,000 – Single Month 20,000 – All Months Combined
Heating Oil	NYMEX (HO)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined
Natural Gas	NYMEX (NG)	1,000 – Spot Month 6,000 – Single Month 12,000 – All Months Combined

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Silver	COMEX (SI)	1,500 – Spot Month 6,000 – Single Month 6,000 – All Months Combined
Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

Legend:

[1]	“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

“ICE US” means ICE Futures U.S., Inc. or its successor.

“NYMEX” means the New York Mercantile Exchange or its successor.

“COMEX” means the Commodity Exchange Inc., New York or its successor.

[2]	Subject to any additional limitations on an exchange-by-exchange basis, as applicable.

The Fund is subject to position limits and, consequently, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Fund to exceed its applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.

It is possible that in the future, the CFTC may propose new rules with respect to position limits in agricultural, energy and any other commodities for traders engaged in indexed-based trading, such as the trading engaged in by the Fund. Depending on the outcome of any future CFTC rulemaking, the rules concerning position limits may be amended in a manner that is either detrimental or favorable to the Fund.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of its Index.

It is possible that the Fund’s performance may not fully replicate the changes in levels of the Index due to disruptions in the markets for the relevant Index Commodities, the imposition of speculative position limits (as discussed in the above risk factor “Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Fund”), or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to certain futures contracts comprising the Index, the Fund may commence investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index that, in the commercially reasonable judgment of the Managing Owner, tend to exhibit trading prices that correlate with a futures contract that comprises the Index. In addition, the Fund is not able to replicate exactly the changes in levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of short-term high credit quality fixed income securities. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Fund Is Not Actively Managed and Tracks the Index During Periods in Which the Index Is Flat or Declining as Well as When the Index Is Rising.

The Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of the Index Commodities are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner seeks to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol DBC. Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if the Shares are delisted.

The Lack of An Active Trading Market for the Shares May Result in Losses on Your Investment at the Time of Disposition of Your Shares.

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

The Shares Are a New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Fund is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have Been Operating Investment Vehicles like the Fund Since January 2006, their Experience May be Inadequate or Unsuitable to Manage the Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and has been managing such investment vehicles since January 2006. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage an investment vehicle such as the Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage an investment vehicle such as the Fund, the operations of the Fund may be adversely affected.

You May Not Rely on Past Performance or Index Results in Deciding Whether to Buy Shares.

Although past performance is not necessarily indicative of future results, the Fund’s performance history might (or might not) provide you with more information on which to evaluate an investment in the Fund. Likewise, the Index has a history which might (or might not) be indicative of the future Index results, or of the future performance of the Fund. Therefore, you will have to make your decision to invest in the Fund without relying on the Fund’s past performance history or the Index’s closing level history.

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index Commodities are Light Sweet Crude Oil (WTI), Heating Oil, RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Aluminum, Zinc, Copper Grade A, Corn, Wheat, Soybeans, and Sugar. Accordingly, the Index is concentrated in terms of the number of commodities represented. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in the Index and the net asset value of the Fund which track the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	16.23%
Average rolling 3 month daily volatility	15.36%
Monthly return volatility	19.14%
Average annual volatility	15.27%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1997**	8.07%
1998	11.88%
1999	12.78%
2000	14.74%
2001	13.40%
2002	12.37%
2003	13.74%
2004	15.93%
2005	14.71%
2006	16.30%
2007	13.96%
2008	28.39%
2009	22.08%
2010***	15.50%

*	Volatility, for these purposes, means the following:

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

**	As of September 3, 1997.

***	As of December 31, 2010.

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.85% per annum. Additional charges include brokerage fees of approximately 0.08% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.09% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 22, 2011. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

You Cannot Be Assured of the Managing Owner’s Continued Services, Which Discontinuance May Be Detrimental to the Fund.

You cannot be assured that the Managing Owner will be willing or able to continue to service the Fund for any length of time. If the Managing Owner discontinues its activities on behalf of the Fund, the Fund may be adversely affected.

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

There can be no assurance that market illiquidity will not cause losses for the Fund. The large size of the positions which the Fund may acquire increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner and the Managing Owner in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

The Fund is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to investors in registered and regulated investment companies.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

Some of the Fund’s trading is expected to be conducted on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject had the Fund’s trading been limited to U.S. markets.

Aluminum, Zinc, Copper Grade A and Brent Crude are the only Index Commodities that are currently traded on foreign exchanges and such contracts are denominated in USD. The Managing Owner estimates that approximately 25% of the Fund’s assets will be allocated for investment in Aluminum, Zinc, Copper Grade A and Brent Crude.

The above range is only an approximation. The actual percentage may be either lesser or greater than above-listed.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner, various commodity futures brokers and Authorized Participants. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. As a result of these and other relationships, parties involved with the Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Shareholders. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

The Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Tax Related Risks

Shareholders Will Be Subject to Taxation on Their Allocable Share of the Fund’s Taxable Income, Whether or Not They Receive Cash Distributions.

Shareholders will be subject to U.S. federal income taxation and, in some cases, state, local, or foreign income taxation on their allocable share of the Fund’s taxable income, whether or not they receive cash distributions from the Fund. Shareholders may not receive cash distributions equal to their share of the Fund’s taxable income or even the tax liability that results from such income.

Items of Income, Gain, Loss and Deduction With Respect to Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Fund in Allocating Such Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Code and/or Treasury

Regulations and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Current Treatment of Long-Term Capital Gains Under Current U.S. Federal Income Tax Law May Be Adversely Affected, Changed or Repealed in the Future.

Under current law, long-term capital gains are taxed to non-corporate investors at reduced U.S. federal income tax rates. This tax treatment may be adversely affected, changed or repealed by future changes in, or the expiration of, tax laws at any time.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

Other Risks

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Fund Remains at Risk of Significant Losses Because the Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Shares could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Shares may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of profits on its closed positions on the exchange.

The Effect of Market Disruptions, Governmental Intervention and the Dodd-Frank Wall Street Reform and Consumer Protection Act Are Unpredictable and May Have an Adverse Effect on the Value of Your Shares.

The global financial markets have in the past few years gone through pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition—as one would expect given the complexities of the financial markets and the limited time frame within which governments have felt compelled to take action—these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the formation and operation of the Fund. No counsel has been appointed to represent you in connection with the offering of the Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in the Shares.

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund to terminate unless a substitute managing owner were obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in the Index through the vehicle of the Fund will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund is a relatively new, and thus initially untested, type of investment vehicle. They compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Shares.

While the Managing Owner believes that all intellectual property rights needed to operate the Fund are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Fund and an investment in the Shares, for example, resulting in expenses or damages or the termination of the Fund.

“Backwardation” or “Contango” in the Market Prices of the Index Commodities Will Affect the Value of Your Shares.

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2011 may specify an October 2011 expiration. As that contract nears expiration, it may be replaced by selling the October 2011 contract and purchasing the contract expiring in December 2011. This process is referred to as “rolling.” Historically, the prices of Light Sweet Crude Oil and Heating Oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2011 contract would take place at a price that is higher than the price at which the December 2011 contract is purchased, thereby creating a gain in connection with rolling. While Light Sweet Crude Oil and Heating Oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in Light Sweet Crude Oil and Heating Oil will adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

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

The Value of the Shares Will be Adversely Affected if the Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreement, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense either incurs without negligence or misconduct. That means the Managing Owner may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Fund and the value of the Shares.

The Net Asset Value Calculation of the Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price is not Available on the Date of Net Asset Value Calculation.

Calculating the net asset value of the Fund includes, in part, any unrealized profits or losses on open commodity futures contracts. Under normal circumstances, the net asset value of the Fund reflects the settlement price of open commodity futures contracts on the date when the net asset value is being calculated. However, if a commodity futures contract traded on an exchange (both U.S. and non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. In such a situation, there is a risk that the calculation of the net asset value of the Fund on such day will not accurately reflect the realizable market value of such commodity futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a commodity futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards, there is a risk that the resulting calculation of the net asset value of the Fund could be under or overstated, perhaps to a significant degree.

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

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury Obligations and may consist of other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 60 Wall Street, New York, New York 10005.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares of the Fund traded on the NYSE Alternext from February 3, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBC.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2010	$25.72	$22.38
June 30, 2010	$24.70	$21.25
September 30, 2010	$24.11	$21.20
December 31, 2010	$27.55	$24.08

Quarter ended	High	Low
March 31, 2009	$22.74	$18.15
June 30, 2009	$24.19	$19.44
September 30, 2009	$23.95	$20.74
December 31, 2009	$24.84	$21.70

Holders

As of December 31, 2010, the Fund had 225,199 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the year ended 2010 or for the Year Ended December 31, 2009.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Non-Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2010	38,400,000	$22.79
Year Ended December 31, 2009	8,000,000	$21.81
Year Ended December 31, 2008	30,000,000	$36.73

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2010, 2009, 2008, 2007 and 2006 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 31, 2006; therefore, no operating results occurred prior to that date.

	YEAR ENDED				PERIOD ENDED December 31, 2006
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Interest Income	$5,081,450	$3,427,808	$35,937,704	$46,678,838	$22,735,035
Net investment income (loss)	$(34,384,042)	$(18,760,783)	$20,224,319	$38,609,893	$18,451,405
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$541,672,525	$499,850,835	$(456,010,180)	$291,658,800	$(1,454,764)
Net Income (Loss)	$507,288,483	$481,090,052	$(435,785,861)	$330,268,693	$16,996,641
Net Income (Loss) per Share	$2.92	$3.23	$(9.70)	$7.67	$0.91
Distribution per Share	$—	$—	$0.34	$0.76	$0.61
Net increase (decrease) in cash	$(190,650,013)	$(1,471,361,635)	$1,713,943,642	$(42,580,605)	$42,579,605

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006
Total Assets	$5,110,292,129	$4,390,954,240	$1,199,952,828	$1,748,716,168	$712,360,005
Shares NAV	$27.57	$24.65	$21.42	$31.46	$24.55
General Shares NAV	$27.58	$24.65	$21.43	$31.48	$24.55

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income	$709,492	$1,498,828	$1,461,215	$1,411,915
Net investment income (loss)	$(8,783,821)	$(8,690,226)	$(7,926,969)	$(8,983,026)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(173,377,658)	$(383,721,539)	$458,649,574	$640,122,148
Net Income/(loss)	$(182,161,479)	$(392,411,765)	$450,722,605	$631,139,122
Increase/(decrease) in Net Asset Value	$298,502,211	$(376,129,829)	$104,519,373	$691,929,727
Net Income (Loss) per Share	$(1.05)	$(1.92)	$2.42	$3.47

	For the Three Months Ended March 31, 2009	For the Three Months Ended June 30, 2009	For the Three Months Ended September 30, 2009	For the Three Months Ended December 31, 2009
Interest Income	$376,713	$901,785	$1,310,739	$838,571
Net investment income	$(2,219,631)	$(3,826,786)	$(5,025,958)	$(7,688,408)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(73,156,602)	$217,993,749	$(44,752,453)	$399,766,141
Net Income/(Loss)	$(75,376,233)	$214,166,963	$(49,778,411)	$392,077,733
Increase/(decrease) in Net Asset Value	$513,263,839	$1,266,144,511	$482,543,851	$926,755,307
Net Income (Loss) per Share	$(1.23)	$2.27	$(0.27)	$2.46

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Annual Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. PowerShares DB Commodity Index Tracking Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets and liabilities in the DB Commodity Index Tracking Master Fund (the “Master Fund”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund will perform all of the necessary functions in order to continue normal Fund operations. Accordingly, the collapse of the master-feeder structure will have no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

During the period from January 31, 2006 (commencement of investment operations) to May 23, 2006, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Excess Return™ over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. During the period from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

The Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts in the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin. The sponsor of the Index is Deutsche Bank AG London (the “Index Sponsor”). DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London. Trademark applications in the United States are pending with respect to both the Fund and the Index. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

Under the Trust Agreement of the Fund, Wilmington Trust Company, the Trustee of the Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Fund’s portfolio. The market price of the Shares may not be identical to the net asset value per Share, but these two valuations are expected to be very close.

Margin Calls

Like other futures and derivatives traders, the Fund will be subject to margin calls from time-to-time. The term “margin” has a different meaning in the context of futures contracts and other derivatives than it does in the context of securities. In particular, “margin” on a futures position does not constitute a borrowing of money or the collateralization of a loan. The Fund does not borrow money.

To establish a position in an exchange-traded futures contract, the Fund makes a deposit of “initial margin.” The amount of initial margin required to be deposited in order to establish a position in an exchange-traded futures contract varies from instrument to instrument depending, generally, on the historical volatility of the futures contract in question. Determination of the amount of the required initial margin deposit in respect of a particular contract is made by the exchange on which the contract is listed. To establish a long position in an over-the-counter instrument, the counterparty may require an analogous deposit of collateral, depending upon the anticipated volatility of the instrument and the creditworthiness of the person seeking to establish the position. The deposit of initial margin provides assurance to futures commission merchants and clearing brokers involved in the settlement process that sufficient resources are likely to be on deposit to enable a client’s position to be closed by recourse to the initial margin deposit should the client fail to meet a demand for variation margin, even if changes in the value of the contract in question, which are marked to market from day to day, continue to reflect the contract’s historical volatility. Collateral deposited in support of an over-the-counter instrument serves a similar purpose.

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange-traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. A fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This Report covers the three months ended December 31, 2010, 2009 and 2008 ((herein referred to as the “Three Months Ended December 31, 2010”, the “Three Months Ended December 31, 2009” and the “Three Months Ended December 31, 2008”, respectively), and the years ended December 31, 2010, 2009 and 2008 (herein referred to as the “Year Ended December 31, 2010”, the “Year Ended December 31, 2009” and the “Year Ended December 31, 2008”, respectively).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The Deutsche Bank Liquid Commodity Index-Optimum Yield Total Return™, or DBCLI-OYTR™ consists of the Index plus 3-month United States Treasury Obligations returns. (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity-Index Optimum Yield Excess Return™ (“DBLCI-OY ER™”) to October 19, 2009, references to the DBLCI-OY TR™ and the DBLCI Diversified TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Total Return™, or DBLCI–OY Diversified TR™, consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBLCI–OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009 and Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009 and 2008 and the Years Ended December 31, 2009 and 2008” below provides an overview of the changes in the closing levels of DBLCI–OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™ or the DBLCI–OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of DBLCI-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and 2009 and the Years Ended December 31, 2010 and 2009 and Summary of DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009 and 2008 and the Years Ended December 31, 2009 and 2008

Underlying Index	AGGREGATE RETURNS FOR INDEX IN THE
	DBLCI–OY Diversified TR™		DBLCI-OYTR™ *
	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
DB Crude Oil Indices	11.10%	10.47%	10.47%	-46.86%
DB Heating Oil Indices	10.37%	9.21%	9.21%	-47.66%
DB Aluminum Indices	4.23%	15.57%	15.57%	-36.85%
DB Gold Indices	8.45%	8.53%	8.53%	-0.06%
DB Corn Indices	20.10%	13.62%	13.62%	-20.77%
DB Wheat Indices	16.77%	12.48%	12.48%	-12.97%
RBOB Gasoline Indices	12.34%	11.26%	N/A	N/A
Natural Gas Indices	2.73%	-7.10%	N/A	N/A
Brent Crude Indices	14.41%	9.59%	N/A	N/A
Silver Indices	41.59%	1.05%	N/A	N/A
Zinc Indices	10.63%	29.32%	N/A	N/A
Copper Grade A Indices	20.02%	19.56%	N/A	N/A
Soybeans Indices	19.19%	9.25%	N/A	N/A
Sugar Indices	31.44%	2.01%	N/A	N/A

AGGREGATE RETURNS	14.25%	10.08%	11.31%	-35.47%

Underlying Index	AGGREGATE RETURNS FOR INDEX IN THE
	DBLCI–OY Diversified TR™		DBLCI-OYTR™ *
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2008
DB Crude Oil Indices	3.34%	36.28%	36.28%	-40.80%
DB Heating Oil Indices	8.13%	15.44%	15.44%	-36.34%
DB Aluminum Indices	6.20%	32.58%	32.58%	-38.78%
DB Gold Indices	28.92%	22.95%	22.95%	3.15%
DB Corn Indices	35.22%	-13.32%	-13.32%	-17.35%
DB Wheat Indices	16.01%	-21.84%	-21.84%	-25.43%
RBOB Gasoline Indices	9.92%	51.86%	N/A	N/A
Natural Gas Indices	-35.37%	-44.29%	N/A	N/A
Brent Crude Indices	13.98%	29.09%	N/A	N/A
Silver Indices	82.53%	48.75%	N/A	N/A
Zinc Indices	-7.41%	97.61%	N/A	N/A
Copper Grade A Indices	29.82%	133.81%	N/A	N/A
Soybeans Indices	30.19%	0.73%	N/A	N/A
Sugar Indices	1.29%	63.01%	N/A	N/A

AGGREGATE RETURNS	11.93%	27.87%	16.15%	-30.94%

*	During the period from October 19, 2009 to December 31, 2010, the Fund tracked the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBLCI–OY ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the DBLCI–OY Diversified ER™ (the DBLCI OYER™ prior to October 19, 2009) and underperform the DBLCI–OY Diversified TR™ (the DBLCI OYTR™ prior to October 19, 2009). The only difference between (i) the DBLCI–OY Diversified TR™ and the DBLCI OYTR™ (collectively referred to as the “Total Return Indexes” ) and (ii) the Index and the DBLCI OYER™ (collectively referred to as the “Excess Return Indexes”) is that the Excess Return Indexes do not include interest income from a hypothetical basket of fixed income securities while the Total Return Indexes do include such a component. The difference between the Excess Return Indexes and the Total Return Indexes is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index (or prior to October 19, 2009, the DBLCI OYER™). The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Indexes by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Indexes. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Indexes.

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated will be the basis for determining the market value of such position for such day. The Managing Owner may in its discretion (and only under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The financial statements of the Fund include the consolidated financial statements of the Fund and Master Fund when applicable. As described above, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods prior to December 31, 2010. The Fund’s application of these policies involve judgments and actual results may differ from the estimates used.

The Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the statement of income and expenses.

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

When market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

Market Risk

Trading in futures contracts involves the Fund entering into contractual commitments to purchase a particular commodity at a specified date and price. The market risk associated with the Fund’s commitments to purchase commodities is limited to the gross or face amount of the contracts held.

The Fund’s exposure to market risk is also influenced by a number of factors including the volatility of interest rates and foreign currency exchange rates, the liquidity of the markets in which the contracts are traded and the relationships among the contracts held. The inherent uncertainty of the Fund’s trading as well as the development of drastic market occurrences could ultimately lead to a loss of all or substantially all of the investors’ capital.

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading and the Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. Also see Item 1A.—Risk Factors—“Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, The Fund Remains at Risk of Significant Losses Because The Fund May Only Receive a Pro-Rata Share of the Assets, or No Assets at All.”

Liquidity

All of the Fund’s source of capital is derived from the Fund’s offering of Shares to Authorized Participants. Authorized Participants may then subsequently redeem such Shares. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which are used as margin for the Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. The balance of the net assets is held in the Fund’s commodity trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

The Fund’s commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its commodity futures positions.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

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

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow provided by and (used for) operating activities was $(402.2) million, $(4,179.0) million and $1,620.6 million during the Years Ended December 31, 2010, 2009 and 2008, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2010, $16,965.7 million was paid to purchase United States Treasury Obligations and $16,390.1 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $11,955.5 million was paid to purchase United States Treasury Obligations and $8,225.2 million was received from sales and maturing contracts. During the Year Ended December 31, 2008, $7,617.7 million was paid to purchase United States Treasury Obligations and $8,950.4 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $342.1 million, increased by $910.2 million and decreased by $959.1 million during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $211.5 million, $2,707.6 million and $93.4 million during the Years Ended December 31, 2010, 2009 and 2008, respectively. This included $1,086.6 million, $2,882.1 million and $1,213.1 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2010, 2009 and 2008, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008 AND FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

The Fund was launched on January 31, 2006 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from February 3, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the Deutsche Bank Liquid Commodity Index–Optimum Yield Diversified Excess Return™ (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBC”), (ii) the Fund’s NAV (as reflected by the graph “DBCNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBLCIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will continue to exceed the Index levels.

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

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009 AND 2008, AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009, AND 2008

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below

Additional Legends

Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses. During the period from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil (WTI), Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc. Therefore, with respect to the above graphs For the Year Ended December 31, 2010, DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Diversified Excess Return™. With respect to the above graph For the Year Ended December 31, 2009, DBLCIX reflects Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ from January 1, 2009 to the close of business on October 16, 2009, and DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Diversified Excess Return™ from October 19, 2009 to the close of business on December 31, 2009. With respect to the above graphs For the Year Ended December 31, 2008, DBLCIX reflects Deutsche Bank Liquid Commodity Index-Optimum Yield Excess Return™.

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

SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

For the Year Ended December 31, 2010, the NYSE Arca market value of each Share increased 11.90% from $24.62 per Share to $27.55 per Share. The Share price low and high for the Year Ended December 31, 2010 and related change from the Share price from December 31, 2009 was as follows: Shares traded from a low of $21.20 per Share (-13.89%) on July 2, 2010 to a high of $27.55 per Share (+11.90%) on December 31, 2010. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund, on a market value basis, was 11.90%.

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

On December 30, 2008, the Fund made a $0.34 per Share distribution to Shareholders of record as of December 17, 2008.

Fund Share Net Asset Performance

For the Year Ended December 31, 2010, the net asset value of each Share increased 11.85% from $24.65 per Share to $27.57 per Share. Appreciation in futures contracts prices for Copper, Sugar, RBOB Gasoline, Silver, Crude Oil, Brent Crude, Aluminum, Gold, Heating Oil, Wheat and Corn during the Year Ended December 31, 2010 more than offset falling prices for Natural Gas and Zinc during that same period, contributing to an overall 11.93% increase in the level of the DBLCI–OY Diversified TR™.3 No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 11.85%.

Net income for the Year Ended December 31, 2010 was $507.3 million, resulting from $5.1 million of interest income, net realized gains of $199.6 million, net unrealized gains of $342.1 million and operating expenses of $39.5 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 15.08% from $21.42 per Share to $24.65 per Share. Appreciation in futures contracts prices for Copper, Zinc, Sugar, RBOB Gasoline, Silver, Crude Oil, Brent Crude, Aluminum, Gold and Heating Oil during the Year Ended December 31, 2009 more than offset falling prices for Natural Gas, Wheat and Corn during that same period, contributing to an overall 27.87% increase in the level of the DBLCI–OY Diversified TR™.4 No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 15.08%.

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

[4]	As more fully detailed above, from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™. Commencing October 19, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Diversified Excess Return™.

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

FOR THE THREE MONTHS ENDED DECEMBER 31, 2010, 2009 AND 2008

Fund Share Price Performance

For the Three Months Ended December 31, 2010, the NYSE Arca market value of each Share increased 14.27% from $24.11 per Share to $27.55 per Share. The Share price low and high for the Three Months Ended December 31, 2010 and related change from the Share price on September 30, 2010 was as follows: Shares traded from a low of $24.08 per Share (-0.12%) on October 4, 2010 to a high of $27.55 per Share (+14.27%) on December 31, 2010. No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund, on a market value basis, was 14.27%.

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

On December 30, 2008, the Fund made a $0.34 per Share distribution to Shareholders of record as of December 17, 2008.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2010, the net asset value of each Share increased 14.41% from $24.10 per Share to $27.57 per Share. Appreciation in futures contracts prices for Zinc, Copper, Aluminum, Corn, RBOB Gasoline, Crude Oil, Brent Crude, Wheat, Soybeans, Heating Oil, Natural Gas, Sugar, Gold and Silver during the Three Months Ended December 31, 2010 contributed to an overall 14.25% increase in the level of the DBLCI–OY Diversified TR™.4 No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund, on a net asset value basis, was 14.41%.

Net income for the Three Months Ended December 31, 2010 was $631.1 million, resulting from $1.4 million of interest income, net realized gains of $360.4 million, net unrealized gains of $279.7 million and operating expenses of $10.4 million.

For the Three Months Ended December 31, 2009, the net asset value of each Share increased 11.09% from $22.19 per Share to $24.65 per Share. Appreciation in futures contracts prices for Zinc, Copper, Aluminum, Corn, RBOB Gasoline, Crude Oil, Brent Crude, Wheat, Soybeans, Heating Oil, Sugar, Gold and Silver during the Three Months Ended December 31, 2009 more than offset falling futures contract prices for Natural Gas contributing to an overall 10.08% increase in the level of the DBLCI–OY Diversified TR™.5 No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund, on a net asset value basis, was 11.09%.

[5]	As more fully detailed above, from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™. Commencing October 19, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Diversified Excess Return™.

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

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

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

THE FUND’S TRADING VALUE AT RISK

The Fund computes VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,110,292,129	1.18%	$140,128,100	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2009.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$4,390,954,240	1.66%	$169,685,563	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2010 by market sector.

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

Report of Management on Internal Control

Over Financial Reporting

Management of DB Commodity Services LLC, as managing owner (the “Managing Owner”) of PowerShares DB Commodity Index Tracking Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations of management; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2010.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 42 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of
the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer
of the Managing Owner

February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Commodity Index Tracking Fund:

We have audited PowerShares DB Commodity Index Tracking Fund’s (the Fund) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, PowerShares DB Commodity Index Tracking Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Commodity Index Tracking Fund as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Commodity Index Tracking Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Commodity Index Tracking Fund (the Fund) as of December 31, 2010 and 2009, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Commodity Index Tracking Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Commodity Index Tracking Fund’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 28, 2011

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $4,489,205,023 and $3,908,543,765 respectively)	$4,489,390,393	$3,908,619,651
Cash held by broker (restricted $5,640,739 and $18,424,838, respectively)	57,572,732	261,006,845
Net unrealized appreciation on futures contracts	563,328,004	221,326,744

Deposits with broker	5,110,291,129	4,390,953,240

Other assets	1,000	1,000

Total assets	$5,110,292,129	$4,390,954,240

Liabilities
Payable to broker	$—	$298,202
Management fee payable	3,507,183	2,685,593
Brokerage fee payable	9,019	16,000

Total liabilities	3,516,202	2,999,795

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of December 31, 2010 and 2009, respectively	1,000	1,000
Accumulated earnings (deficit)	103	(14)

Total General shares	1,103	986

Shares:
Paid in capital - 185,200,000 and 178,000,000 redeemable Shares issued and outstanding as of December 31, 2010 and 2009, respectively	4,278,778,296	4,067,244,194
Accumulated earnings	827,996,528	320,708,279

Total Shares	5,106,774,824	4,387,952,473

Total shareholders’ equity	5,106,775,927	4,387,953,459

Non-controlling interest in subsidiary - related party	—	986

Total equity	5,106,775,927	4,387,954,445

Total liabilities and equity	$5,110,292,129	$4,390,954,240

Net asset value per share
General shares	$27.58	$24.65
Shares	$27.57	$24.65

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	17.10%	$872,998,254	$873,000,000
U.S. Treasury Bills, 0.085% due January 13, 2011	4.03	205,498,150	205,500,000
U.S. Treasury Bills, 0.07% due January 20, 2011	3.56	181,996,360	182,000,000
U.S. Treasury Bills, 0.065% due January 27, 2011	15.55	794,270,611	794,300,000
U.S. Treasury Bills, 0.125% due February 3, 2011	13.45	686,948,475	687,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	9.77	498,951,597	499,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	2.10	106,985,234	107,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	3.70	188,969,382	189,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	3.78	192,961,400	193,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	2.35	119,973,600	120,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	6.34	323,927,748	324,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	2.13	108,972,096	109,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	4.05	206,937,486	207,000,000

Total United States Treasury Obligations (cost $4,489,205,023)	87.91%	$4,489,390,393

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Aluminum (3,355 contracts, settlement date September 19, 2011)	0.14%	$7,231,369
Brent Crude (6,913 contracts, settlement date January 14, 2011)	0.47	24,156,450
Copper (955 contracts, settlement date March 14, 2011)	1.37	70,201,738
Corn (3,270 contracts, settlement date March 14, 2011)	0.61	31,143,450
Corn (6,407 contracts, settlement date December 14, 2011)	0.16	8,081,812
Gasoline (6,485 contracts, settlement date November 30, 2011)	0.67	33,961,708
Light Sweet Crude Oil (6,824 contracts, settlement date June 21, 2011)	1.62	83,185,660
Gold (2,810 contracts, settlement date August 29, 2011)	0.26	13,290,940
Heating Oil (6,032 contracts, settlement date May 31, 2011)	0.93	47,513,239
Natural Gas (6,081 contracts, settlement date September 28, 2011)	0.04	1,990,610
Red Wheat (2,481 contracts, settlement date July 14, 2011)	0.56	28,609,038
Silver (717 contracts, settlement date December 28, 2011)	0.37	18,780,495
Soybeans (3,084 contracts, settlement date November 14, 2011)	0.76	38,910,775
Soybeans (1,501 contracts, settlement date January 13, 2012)	0.15	7,466,350
Sugar (9,488 contracts, settlement date June 30, 2011)	2.01	102,491,726
Wheat (3,218 contracts, settlement date July 14, 2011)	0.87	44,316,550
Wheat (965 contracts, settlement date December 14, 2011)	0.03	1,616,513
Zinc (3,299 contracts, settlement date May 16, 2011)	0.01	379,581

Net Unrealized Appreciation on Futures Contracts	11.03%	$563,328,004

Net unrealized appreciation is comprised of unrealized gains of $568,006,558 and unrealized losses of $4,678,554.

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

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

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Income
Interest Income, net	$5,081,450	$3,427,808	$35,937,704

Expenses
Management Fee	38,197,079	20,523,877	15,177,543
Brokerage Commissions and Fees	1,268,413	1,664,714	535,842

Total Expenses	39,465,492	22,188,591	15,713,385

Net investment income (loss)	(34,384,042)	(18,760,783)	20,224,319

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation

Net Realized Gain (Loss) on
United States Treasury Obligations	(982)	(13,235)	942,701
Futures	199,582,317	(410,314,560)	502,138,330
Foreign Currency Translation	(19,555)	—	—

Net realized gain (loss)	199,561,780	(410,327,795)	503,081,031

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	109,485	66,127	(367,061)
Futures	342,001,260	910,112,503	(958,724,150)

Net change in unrealized gain (loss)	342,110,745	910,178,630	(959,091,211)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	541,672,525	499,850,835	(456,010,180)

Net Income (Loss)	$507,288,483	$481,090,052	$(435,785,861)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	(117)	(129)	143

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund	$507,288,366	$481,089,923	$(435,785,718)

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(14)	$986	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,953,459	$986	$4,387,954,445
Sale of Shares					45,600,000	1,086,574,324		1,086,574,324	1,086,574,324		1,086,574,324
Redemption of Shares					(38,400,000)	(875,040,222)		(875,040,222)	(875,040,222)		(875,040,222)
Net Income
Net investment loss			(8)	(8)			(34,384,026)	(34,384,026)	(34,384,034)	(8)	(34,384,042)
Net realized gain on United States Treasury Obligations, Futures and Foreign Currency Translation			46	46			199,561,688	199,561,688	199,561,734	46	199,561,780
Net change in unrealized gain on United States Treasury Obligations and Futures			79	79			342,110,587	342,110,587	342,110,666	79	342,110,745

Net Income			117	117			507,288,249	507,288,249	507,288,366	117	507,288,483

Redemption of non-controlling interest			—	—			—	—	—	(1,103)	(1,103)

Balance at December 31, 2010	40	$1,000	$103	$1,103	185,200,000	$4,278,778,296	$827,996,528	$5,106,774,824	$5,106,775,927	$—	$5,106,775,927

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

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

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

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

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net Income (Loss)	$507,288,483	$481,090,052	$(435,785,861)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(16,965,659,067)	(11,955,501,698)	(7,617,679,825)
Proceeds from securities sold and matured	16,390,107,464	8,225,164,456	8,950,428,075
Net accretion of discount on United States Treasury Obligations	(5,110,637)	(3,435,572)	(34,612,996)
Net realized (gain) loss on United States Treasury Obligations	982	13,235	(942,701)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(342,110,745)	(910,178,630)	959,091,211
Increase in restricted cash	12,784,100	(18,424,838)	130,678
Change in operating receivables and liabilities:
Receivable for Shares issued	—	—	6,292,540
Payable for securities purchased	—	—	(5,956,083)
Payable to broker	(298,202)	298,202	(200,008,381)
Management fee payable	821,590	1,995,612	(253,980)
Brokerage fee payable	(6,981)	90	(112,411)

Net cash provided by (used for) operating activities	(402,183,013)	(4,178,979,091)	1,620,590,266

Cash flows from financing activities:
Proceeds from sale of Shares	1,086,574,324	2,882,078,200	1,213,064,042
Redemption of Shares	(875,040,222)	(174,460,744)	(1,101,962,652)
Redemption of non-controlling interest	(1,103)	—	—
Cash distributions paid on Shares and General Shares	—	—	(17,748,014)

Net cash provided by financing activities	211,532,999	2,707,617,456	93,353,376

Net change in cash held by broker	(190,650,014)	(1,471,361,635)	1,713,943,642
Unrestricted Cash held by broker at beginning of period	242,582,007	1,713,943,642	—

Unrestricted Cash held by broker at end of period	$51,931,993	$242,582,007	$1,713,943,642

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements

December 31, 2010

(1) Organization

PowerShares DB Commodity Index Tracking Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires) and its subsidiary, DB Commodity Index Tracking Master Fund (the “Master Fund”), were formed as Delaware statutory trusts on May 23, 2005. DB Commodity Services LLC, a Delaware Limited Liability Company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The Fund was originally named “DB Commodity Index Tracking Fund”. The Fund changed its name to “PowerShares DB Commodity Index Tracking Fund” effective August 10, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”).

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and Fund’s interests in the Master Fund were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The Fund commenced investment operations on January 31, 2006. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Report covers the years ended December 31, 2010, 2009 and 2008 (herein referred to, as the “Year Ended December 31, 2010”, the “Year Ended December 31, 2009” and the “Year Ended December 31, 2008”, respectively).

(2) Fund Investment Overview

During the period from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. Commencing October 19, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Fund holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin. The Commodity Futures Trading Commission (the “CFTC”) and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index.

The Fund does not employ leverage. As of December 31, 2010 and 2009, the Fund had $5,110,291,129 (or 100%) and $4,390,953,240 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $330,490,820 (or 6.47%) and $288,167,861 (or 6.56%) of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of December 31, 2010 and 2009, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2010 and 2009 for details of the Fund’s portfolio holdings.

DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. The Fund has been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

(3) Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Fund (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $38,197,079, of which $3,507,183 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $20,523,877, of which $2,685,593 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred Management Fees of $15,177,543.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2010, the Fund incurred brokerage fees of $1,268,413, of which $9,019 is payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred brokerage fees of $1,664,714, of which $16,000 was payable at December 31, 2009. During the Year Ended December 31, 2008, the Fund incurred brokerage fees of $535,842.

The Administrator

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from futures commission merchants.

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

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (“Invesco Aim Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the consolidated financial statements of the Fund and the Master Fund when applicable; as described in footnote 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances for the periods described previously and all significant inter-company balances and transactions have been eliminated. Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 and 2010 presentation.

(b) Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. Actual results could differ from those estimates.

(c) Financial Instruments and Fair Value

United States Treasury Obligations and commodity futures contracts are recorded in the statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2010 and 2009 were holdings of $330,490,820 and $288,167,861, respectively, which were restricted and held against initial margin of the open futures contracts.

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

As of December 31, 2010, the Fund had cash held by the Commodity Broker of $57,572,732, of which $5,640,739 was restricted. As of December 31, 2009, the Fund had cash held by the Commodity Broker of $261,006,845 of which $18,424,838 was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. There were no cash equivalents held by the Fund as of December 31, 2010 and 2009.

(g) Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Fund will not incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2007.

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2010 and 2009, the futures contracts held by the Fund were in a net unrealized appreciation position of $563,328,004 and $221,326,744, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. The Management Fee payable by the Fund was increased to 0.85% from 0.75% per annum of the daily net asset value of the Fund, effective January 4, 2010.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2010, 2009 and 2008.

(k) Routine Operational, Administrative and Other Ordinary Expenses

The Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Accordingly, all such expenses are not reflected in the statement of income and expenses of the Fund.

(l) Organizational and Offering Costs

All organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares also will be paid by the Managing Owner.

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses, if any, of the Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2010, 2009 and 2008, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2010	December 31, 2009
United States Treasury Obligations (Level 1)	$4,489,390,393	$3,908,619,651
Commodity Futures Contracts (Level 1)	$563,328,004	$221,326,744

There were no Level 2 or Level 3 holdings as of December 31, 2010 and December 31, 2009.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in commodity prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by adverse market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the futures contract or notional amounts of the instruments.

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above.

(7) Share Purchases and Redemptions

(a) Purchases

Shares may be purchased from the Fund only by Authorized Participants in one or more blocks of 200,000 Shares, called a Basket. The Fund issues Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 200,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s assets are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s assets are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

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

(c) Share Transactions

Summary of Share Transactions for the Years Ended December 31, 2010, 2009 and 2008

	Shares			Paid in Capital
	Year Ended			Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2010	December 31, 2009	December 31, 2008
Shares Sold	45,600,000	130,000,000	37,000,000	$1,086,574,324	$2,882,078,200	$1,213,064,042
Shares Redeemed	(38,400,000)	(8,000,000)	(30,000,000)	(875,040,222)	(174,460,744)	(1,101,962,652)

Net Increase	7,200,000	122,000,000	7,000,000	$211,534,102	$2,707,617,456	$111,101,390

(8) Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders. .

No distributions were paid for the Year Ended December 31, 2010 or the Year Ended December 31, 2009.

A distribution of $0.34 per Share from net investment income was declared on December 12, 2008 to Shareholders of record as of the close of business on December 17, 2008, payable on December 30, 2008. On December 30, 2008, the total distribution to Shareholders of $17,748,000 was paid. On December 30, 2008, the Fund paid $0.34 per General Share, a total distribution of $13.60.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2010 and 2009 no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2010, 2009 and 2008. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net Asset Value
Net asset value per share, beginning of period	$24.65	$21.42	$31.46
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	3.10	3.38	(10.05)
Net investment income (loss)	(0.18)	(0.15)	0.35

Net income (loss)	2.92	3.23	(9.70)
Distributions of net investment income on Shares	—	—	(0.34)

Net increase (decrease)	2.92	3.23	(10.04)

Net asset value per Share, end of period	$27.57	$24.65	$21.42

Market value per Share, beginning of period	$24.62	$21.19	$31.56

Market value per Share, end of period	$27.55	$24.62	$21.19

Ratio to average Net Assets
Net investment income (loss)	(0.76)%	(0.68)%	1.00%
Total expenses	0.88%	0.81%	0.78%

Total Return, at net asset value	11.85%	15.08%	(30.83)%

Total Return, at market value	11.90%	16.19%	(31.78)%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 41 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2010, as stated in their report on page 42 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	46	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	44	Principal Financial Officer
Martin Kremenstein	34	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	30	Vice President and Member of the Board of Managers

Hans Ephraimson joined Deutsche Bank AG, a large international financial institution, in June 1986 and is a Managing Director in the North American Structured Sales and the DBX Group, which is the team that structures and manages exchange-traded products. Mr. Ephraimson has also been a Desk Head for foreign exchange in Deutsche Bank AG’s Institutional Clients Group for North America since January 1999. Mr. Ephraimson serves as a member of the Board of Managers and Chief Executive Officer of the Managing Owner. Mr. Ephraimson has been a principal and associated person of the Managing Owner since July 9, 2008 and June 25, 2009, respectively, and an associate member of the NFA since June 25, 2009. Mr. Ephraimson received his Bachelors of Science from Syracuse University in 1986 and an MBA from Columbia University in 1995.

Michael Gilligan joined Deutsche Bank AG, a large international financial institution, in March 2008 and is a Director in the Finance Group. Mr. Gilligan serves as a principal and Principal Financial Officer of the Managing Owner. Mr. Gilligan has been a principal of the Managing Owner since April 29, 2008. Prior to joining Deutsche Bank, Mr. Gilligan worked for Credit Suisse, a large international financial institution, from September 1998 to March 2008 and held a number of positions in finance, including Controller of their residential and commercial real estate business; immediately prior to joining Deutsche Bank, Mr. Gilligan was the Chief Operating Officer of the Americas Credit Trading Group, a business group within Credit Suisse, from May 2007 to March 2008 with responsibility for the U.S. High Grade bond trading and Emerging Markets credit trading desks, his duties included business planning and management. Mr. Gilligan is a Chartered Accountant and received his Bachelors of Science in Management from Trinity College in 1989 and his Post Graduate Diploma in Professional Accounting from University College Dublin in 1990.

Martin Kremenstein joined Deutsche Bank AG, a large international financial institution, in August 2006, and serves as a Director in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. The DBX Group is the team that structures and manages exchange-traded products. Mr. Kremenstein serves as the Chief Operating Officer, Chief Investment Officer and Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and an associate member of the NFA since November 3, 2006. Prior to joining Deutsche Bank, Mr. Kremenstein worked for JPMorgan Chase, a large international financial institution, from September 1998 to August 2006, initially in London and then, from June 2003, in New York. From February 2005 to August 2006, Mr. Kremenstein worked in Market Risk Management, covering the Credit Portfolio division initially as an Associate, and later as a Vice President. From September 1998 to February 2005, Mr. Kremenstein worked in various roles in Operations at JPMorgan Chase, including managing the Credit Portfolio Credit Hedge Analysis team, managing projects for the Credit Portfolio Market Hedge team, and managing P&L production for the Counterparty Risk Book (London). Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

Alex Depetris joined Deutsche Bank AG, a large international financial institution, in June 2008 and serves as a Vice President in the DBX Group with responsibility for providing currency and commodity-based investor solutions to the DB sales force in the Americas. The DBX Group is the team that structures and manages exchange-

traded products. Mr. Depetris serves as a Vice President of the Managing Owner. Mr. Depetris has been a principal and associated person of the Managing Owner since April 13, 2009 and June 17, 2009, respectively, and an associate member of the NFA since June 17, 2009. From December 2006 to May 2008, Mr. Depetris was an associate with the law firm of Arnold & Porter LLP in New York, and prior to that he was an associate with the law firm Sullivan & Worcester LLP in Boston, Massachusetts from September 2005 through November 2006. Mr. Depetris received his J.D. from Boston University School of Law in 2005 and his Bachelors of Science in Finance from University of Maryland, College Park in 2002.

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.85% (0.85% annually) of the daily net asset value of the Fund. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.75% (0.75% annually) of the daily net asset value of the Fund.

As of the Year Ended December 31, 2010, the Fund has incurred Management Fees of $38,197,079 of which $34,689,896 had been paid at December 31, 2010. Management Fees of $3,507,183 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2010, the Fund has incurred brokerage commissions of $1,268,413 to Deutsche Bank Securities Inc. of which $1,259,394 had been paid at December 31, 2010. Brokerage commissions of $9,019 were unpaid at December 31, 2010 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred Management Fees of $20,523,877 of which $17,838,284 had been paid at December 31, 2009. Management Fees of $2,685,593 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2009, the Fund has incurred brokerage commissions of $1,664,714 to Deutsche Bank Securities Inc. of which $1,648,714 had been paid at December 31, 2009. Brokerage commissions of $16,000 were unpaid at December 31, 2009 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred Management Fees of $15,177,543 of which $14,487,562 had been paid at December 31, 2008. Management Fees of $689,981 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2008, the Fund has incurred brokerage commissions of $535,842 to Deutsche Bank Securities Inc. of which $519,932 had been paid at December 31, 2008. Brokerage commissions of $15,910 were unpaid at December 31, 2008 and are reported as a liability on the statement of financial condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2010, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Martin Kremenstein	100	Less than 0.01%

	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit Fees	$102,878	$149,839
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$102,878	$149,839

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [5]

4.2	Form of Participant Agreement [2]

10.1	Form of Escrow Agreement [3]

10.2	Customer Agreement

10.3	Form of Administration Agreement [1]

10.4	Form of Global Custody Agreement [1]

10.5	Form of Transfer Agency and Service Agreement [1]

10.6	Form of Distribution Services Agreement [1]

10.7	AIM Second Amended and Restated Marketing Agreement [4]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund—December 31, 2010 and December 31, 2009, (ii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2010, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2009, (iv) the Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund—Years Ended December 31, 2010, 2009 and 2008, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2010, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2009, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2008, (viii) the Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund—Years Ended December 31, 2010, 2009 and 2008, (ix) Notes to Financial Statements of PowerShares DB Commodity Index Tracking Fund, tagged as blocks of text.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1, SEC Registration Number 333-125325, on August 5, 2005 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1, SEC Registration Number 333-125325, on September 13, 2005 and incorporated herein by reference.
3	Previously filed as an exhibit to Pre-Effective Amendment No. 5 to Form S-1, SEC Registration Number 333-125325, on December 21, 2005 and incorporated herein by reference.
4	Previously filed as an exhibit to Registration Statement on Form S-1, SEC Registration Number 333-141631, on March 28, 2007 and incorporated herein by reference.
5	Previously filed as an exhibit to the Post-Effective Amendment No. 2 to Form S-3, SEC Registration Number 333-158733, on January 3, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Powershares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: February 28, 2011		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer