Form 10-Q
period 2011-03-31
PowerShares DB Commodity Index Tracking Fund
filed 2011-05-09
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of outstanding Shares as of March 31, 2011: 209,200,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2011

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

March 31, 2011 (unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $5,574,115,103 and $4,489,205,023 respectively)	$5,574,495,780	$4,489,390,393
Cash held by broker (restricted $0 and $5,640,739)	—	57,572,732
Net unrealized appreciation (depreciation) on futures contracts	955,447,639	563,328,004

Deposits with broker	6,529,943,419	5,110,291,129

Receivable for shares issued	48,924,432	—
Other assets	1,000	1,000

Total assets	$6,578,868,851	$5,110,292,129

Liabilities
Payable to broker	$127,732,685	$—
Payable for securities purchased	48,989,588	—
Management fee payable	4,378,635	3,507,183
Brokerage fee payable	896,454	9,019

Total liabilities	181,997,362	3,516,202

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	223	103

Total General shares	1,223	1,103

Shares:
Paid in capital—209,200,000 and 185,200,000 redeemable Shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	4,981,740,512	4,278,778,296
Accumulated earnings (deficit)	1,415,129,754	827,996,528

Total Shares	6,396,870,266	5,106,774,824

Total shareholders’ equity	6,396,871,489	5,106,775,927

Total liabilities and equity	$6,578,868,851	$5,110,292,129

Net asset value per share
General shares	$30.58	$27.58
Shares	$30.58	$27.57

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Schedule of Investments

March 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.07% due April 7, 2011	19.96%	$1,276,996,169	$1,277,000,000
U.S. Treasury Bills, 0.23% due April 14, 2011	3.81	243,497,322	243,500,000
U.S. Treasury Bills, 0.075% due April 21, 2011	3.17	202,995,737	203,000,000
U.S. Treasury Bills, 0.045% due April 28, 2011	12.32	788,274,774	788,300,000
U.S. Treasury Bills, 0.15% due May 5, 2011	12.07	771,972,980	772,000,000
U.S. Treasury Bills, 0.15% due May 12, 2011	8.69	555,977,760	556,000,000
U.S. Treasury Bills, 0.055% due May 19, 2011	2.98	190,989,304	191,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	3.49	222,985,728	223,000,000
U.S. Treasury Bills, 0.145% due June 2, 2011	5.36	342,964,671	343,000,000
U.S. Treasury Bills, 0.11% due June 9, 2011	1.88	119,986,200	120,000,000
U.S. Treasury Bills, 0.09% due June 16, 2011	5.97	381,947,666	382,000,000
U.S. Treasury Bills, 0.095% due June 23, 2011	2.92	186,966,714	187,000,000
U.S. Treasury Bills, 0.1% due June 30, 2011	4.52	288,940,755	289,000,000

Total United States Treasury Obligations (cost $5,574,115,103)	87.14%	$5,574,495,780

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,789 contracts, settlement date September 19, 2011)	0.35%	$22,628,950
Brent Crude (7,652 contracts, settlement date February 14, 2012)	1.34	85,834,810
Copper (1,098 contracts, settlement date March 19, 2012)	(0.16)	(10,453,363)
Corn (3,495 contracts, settlement date March 14, 2012)	0.07	4,461,488
Corn (5,551 contracts, settlement date December 12, 2011)	0.39	24,989,563
Gold (3,174 contracts, settlement date August 29, 2011)	0.29	18,577,640
Heating Oil (6,813 contracts, settlement date May 31, 2011)	3.15	201,263,861
Natural Gas (6,869 contracts, settlement date September 28, 2011)	0.02	1,043,020
RBOB Gasoline (7,325 contracts, settlement date November 30, 2011)	2.72	174,273,221
Red Wheat (2,965 contracts, settlement date July 14, 2011)	0.44	28,082,050
Red Wheat (448 contracts, settlement date December 14, 2011)	0.01	572,350
Silver (808 contracts, settlement date December 28, 2011)	0.71	45,315,405
Soybean Meal (1,950 contracts, settlement date December 14, 2011)	0.05	3,094,260
Soybean Oil (2,063 contracts, settlement date December 14, 2011)	0.01	836,352
Soybeans (2,673 contracts, settlement date November 14, 2011)	0.71	45,099,163
Soybeans (1,439 contracts, settlement date January 13, 2012)	0.20	12,989,475
Sugar (10,717 contracts, settlement date June 30, 2011)	1.37	87,357,558
Wheat (2,913 contracts, settlement date June 30, 2011)	0.55	35,403,550
Wheat (874 contracts, settlement date December 14, 2011)	0.03	1,857,200
WTI Crude (7,707 contracts, settlement date June 21, 2011)	2.85	182,255,130
Zinc (3,725 contracts, settlement date May 16, 2011)	(0.16)	(10,034,044)

Net Unrealized Appreciation on Futures Contracts	14.94%	$955,447,639

Net unrealized appreciation is comprised of unrealized gains of $986,163,931 and unrealized losses of $30,716,292.

See accompanying notes to unaudited financial statements.

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

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Income
Interest Income	$1,777,985	$709,492

Expenses
Management Fee	11,747,698	9,286,862
Brokerage Commissions and Fees	1,105,666	206,451

Total Expenses	12,853,364	9,493,313

Net investment income (loss)	(11,075,379)	(8,783,821)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	1,231	1,332
Futures	205,892,552	47,329,840
Foreign Currency Translation	—	(55,928)

Net realized gain (loss)	205,893,783	47,275,244

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	195,307	(228,131)
Futures	392,119,635	(220,426,654)
Foreign Currency Translation	—	1,883

Net change in unrealized gain (loss)	392,314,942	(220,652,902)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	598,208,725	(173,377,658)

Net Income (Loss)	$587,133,346	$(182,161,479)

Less: net income (loss) attributed to the non-controlling interest in subsidiary - related party	—	42

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund	$587,133,346	$(182,161,437)

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$103	$1,103	185,200,000	$4,278,778,296	$827,996,528	$5,106,774,824	$5,106,775,927

Sale of Shares					25,400,000	743,672,574		743,672,574	743,672,574

Redemption of Shares					(1,400,000)	(40,710,358)		(40,710,358)	(40,710,358)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(11,075,377)	(11,075,377)	(11,075,379)

Net realized gain (loss) on United States Treasury Obligations and Futures			42	42			205,893,741	205,893,741	205,893,783

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			80	80			392,314,862	392,314,862	392,314,942

Net Income (Loss)			120	120			587,133,226	587,133,226	587,133,346

Balance at March 31, 2011	40	$1,000	$223	$1,223	209,200,000	$4,981,740,512	$1,415,129,754	$6,396,870,266	$6,396,871,489

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(14)	$986	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,953,459	$986	$4,387,954,445

Sale of Shares					26,800,000	625,712,022		625,712,022	625,712,022		625,712,022

Redemption of Shares					(6,200,000)	(145,048,332)		(145,048,332)	(145,048,332)		(145,048,332)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(8,783,817)	(8,783,817)	(8,783,819)	(2)	(8,783,821)

Net realized gain (loss) on United States Treasury Obligations and Futures			10	10			47,275,224	47,275,224	47,275,234	10	47,275,244

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(50)	(50)			(220,652,802)	(220,652,802)	(220,652,852)	(50)	(220,652,902)

Net Income (Loss)			(42)	(42)			(182,161,395)	(182,161,395)	(182,161,437)	(42)	(182,161,479)

Balance at March 31, 2010	40	$1,000	$(56)	$944	198,600,000	$4,547,907,884	$138,546,884	$4,686,454,768	$4,686,455,712	$944	$4,686,456,656

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net Income (Loss)	$587,133,346	$(182,161,479)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(5,616,927,946)	(4,427,721,674)
Proceeds from securities sold and matured	4,533,799,244	3,757,786,217
Net accretion of discount on United States Treasury Obligations	(1,780,147)	(710,790)
Net realized (gain) loss on United States Treasury Obligations	(1,231)	(1,332)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(392,314,942)	220,654,785
Decrease in restricted cash	5,640,739	615,948
Change in operating receivables and liabilities:
Payable for securities purchased	48,989,588	192,931,699
Payable to broker	127,732,685	95,422
Management fee payable	871,452	636,986
Brokerage fee payable	887,435	(13,149)

Net cash provided by (used for) operating activities	(705,969,777)	(437,887,367)

Cash flows from financing activities:
Proceeds from sale of Shares	743,672,574	625,712,022
Receivable for Shares issued	(48,924,432)	—
Redemption of Shares	(40,710,358)	(145,048,332)

Net cash provided by financing activities	654,037,784	480,663,690

Net change in cash held by broker	(51,931,993)	42,776,323
Unrestricted cash held by broker at beginning of period	51,931,993	242,582,007

Unrestricted cash held by broker at end of period	$—	$285,358,330

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

March 31, 2011

(1) Organization

PowerShares DB Commodity Index Tracking Fund (the “Fund”) was formed as a Delaware statutory trust on May 23, 2005. DB Commodity Services LLC, a Delaware Limited Liability Company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The Fund was originally named “DB Commodity Index Tracking Fund”. The Fund changed its name to “PowerShares DB Commodity Index Tracking Fund” effective August 10, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”).

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and Fund’s interests in DB Commodity Index Tracking Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or results of operations for the Fund.

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

This report covers the three months ended March 31, 2011 and 2010 (hereinafter referred to as the “Three Months Ended March 31, 2011” and the “Three Months Ended March 31, 2010”, respectively).

(2) Fund Investment Overview

During the period from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”). The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index.

The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin. The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index. Please see http://dbfunds.db.com/dbc/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbc/index.aspx with respect to the composition of the Fund’s Index on the Base Date.

The Fund does not employ leverage. As of March 31, 2011 and December 31, 2010, the Fund had $6,529,943,419 (or 99.26%) and $5,110,291,129 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $404,146,633 (or 6.19%) and $330,490,820 (or 6.47%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2011 and December 31, 2010. For additional information, please see the unaudited Schedule of Investments as of March 31, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

DBLCI™, DBIQ™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and aspects of the Index. The Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred Management Fees of $11,747,698 and $9,286,862, respectively. As of March 31, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $4,378,635 and $3,507,183, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2011 and 2010, the Fund incurred brokerage fees of $1,105,666 and $206,451, respectively. As of March 31, 2011 and December 31, 2010, brokerage fees payable were $896,454 and $9,019, respectively.

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

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner in its capacity as managing owner of the Fund, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in footnote 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances for the periods described previously and all significant inter-company balances and transactions have been eliminated.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2011 and December 31, 2010 were holdings of $404,146,633 and $330,490,820, respectively, which were restricted and held against initial margin of the open futures contracts. The Fund purchased $49,000,000 notional amount of United States Treasury Obligations which was unpaid as of March 31, 2011. As a result, a payable for securities purchased is reported for $48,989,588. As of December 31, 2010, the Fund did not have an amount payable for securities purchased.

(f) Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of March 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $955,447,639 of which the Fund utilized $127,732,685 to purchase United States Treasury Obligations. As of December 31, 2010, the Fund did not have an amount payable to broker.

(g) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of March 31, 2011, the Fund had no cash held by the Commodity Broker. As of December 31, 2010 the Fund had cash held by the Commodity Broker of $57,572,732 of which $5,640,739 was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. As of March 31, 2011 and December 31, 2010 there were no cash equivalents held by the Fund.

(h) Income Taxes

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2008.

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $955,447,639 and $563,328,004, respectively.

(j) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2011 and 2010.

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

(n) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$5,574,495,780	$4,489,390,393
Commodity Futures Contracts (Level 1)	$955,447,639	$563,328,004

There were no Level 2 or Level 3 holdings as of March 31, 2011 and December 31, 2010.

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Shares Sold	25,400,000	26,800,000	$743,672,574	$625,712,022
Shares Redeemed	(1,400,000)	(6,200,000)	(40,710,358)	(145,048,332)

Net Increase	24,000,000	20,600,000	$702,962,216	$480,663,690

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Asset Value
Net asset value per Share, beginning of period	$27.57	$24.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures	3.07	(1.00)
Net investment income (loss)	(0.06)	(0.05)

Net income (loss)	3.01	(1.05)
Net asset value per Share, end of period	$30.58	$23.60

Market value per Share, beginning of period	$27.55	$24.62

Market value per Share, end of period	$30.51	$23.52

Ratio to average Net Assets*
Net investment income (loss)	(0.80)%	(0.80)%

Total expenses	0.93%	0.87%

Total Return, at net asset value**	10.92%	(4.26)%

Total Return, at market value**	10.74%	(4.47)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Commodity Index Tracking Master Fund (the “Master Fund”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. The collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

During the period from January 31, 2006 (commencement of investment operations) to May 23, 2006, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Excess Return™ over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. During the period from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”). The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

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

DBLCI™, DBIQ™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and aspects of the Index. The Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the futures contracts for each of the Index Commodities and the notional amount of such Index Commodity.

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The Index has been calculated back to the Base Date. On the Base Date, the closing level was 100. The following table reflects the index base weights of each Index Commodity on the Base Date (the “Index Base Weights”):

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	12.375
Heating Oil	12.375
RBOB Gasoline	12.375
Natural Gas	5.500
Brent Crude	12.375
Gold	8.000
Silver	2.000
Aluminum	4.167
Zinc	4.167
Copper Grade A	4.167
Corn	5.625
Wheat	5.625
Soybeans	5.625
Sugar	5.625

Closing Level on Base Date:	100.000

The following table reflects the Fund weights of each Index Commodity as of March 31, 2011:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	12.83
Heating Oil	13.81
RBOB Gasoline	13.52
Natural Gas	4.91
Brent Crude	13.56
Gold	7.08
Silver	2.37
Aluminum	3.92
Zinc	3.39
Copper Grade A	4.01
Corn	4.40
Wheat	4.86
Soybeans	4.44
Soybean Oil	1.14
Soybean Meal	1.11
Sugar	4.65

Closing Level as of March 31, 2011	100.00

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, each Index Commodity is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets.

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

The DBIQ Optimum Yield Diversified Commodity Index Total Return™ and the Index are calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific futures contract that is a part of the Index, the Fund may invest in a futures contract referencing the particular Index Commodity other than the specific contract that is a part of the Index or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that is a part of the Index. Please see http://dbfunds.db.com/dbc/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbc/index.aspx with respect to the composition of the Fund’s Index on the Base Date.

Under the Second Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”), Wilmington Trust Company, the Trustee of the Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner and the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange-traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

Performance Summary

This Report covers the three months ended March 31, 2011 and 2010 (hereinafter referred to as the “Three Months Ended March 31, 2011” and the “Three Months Ended March 31, 2010”, respectively)). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The DBIQ Optimum Yield Diversified Commodity Index Total Return™ (“DBIQ-OY Diversified TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2011 and 2010” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2011 and 2010

	Aggregate returns for the indexes in the DBIQ-OY Diversified TR™
Underlying Index	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DB Light Crude Oil Indices	14.55%	3.03%
DB Heating Oil Indices	22.83%	2.49%
DB Aluminum Indices	6.92%	2.90%
DB Gold Indices	0.98%	1.45%
DB Corn Indices	11.29%	(14.61)%
DB Wheat Indices	(3.91)%	(18.00)%
DB RBOB Gasoline Indices	20.92%	3.02%
DB Natural Gas Indices	(0.83)%	(27.28)%
DB Silver Indices	21.81%	3.96%
DB Zinc Indices	(4.64)%	(8.22)%
DB Copper Grade A Indices	0.04%	5.32%
DB Soybeans Indices	6.64%	(9.47)%

	Aggregate returns for the indexes in the DBIQ-OY Diversified TR™
Underlying Index	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
DB Sugar Indices	(4.40)%	(28.26)%
DB Brent Crude Indices	18.64%	2.38%

AGGREGATE RETURNS	10.76%	(4.19)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the DBIQ-OY Diversified ER™ and underperform the DBIQ-OY Diversified TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ-OY Diversified TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from a hypothetical basket of fixed income securities while the Total Return Index does include such a component. The difference between the Excess Return Index and the Total Return Index is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. The Managing Owner may in its discretion (and under circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used for operating activities was $706.0 million and $437.9 million for the Three Months Ended March 31, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2011, $5,617.0 million was paid to purchase United States Treasury Obligations and $4,533.8 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2010, $4,427.7 million was paid to purchase United States Treasury Obligations and $3,757.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $392.3 million and decreased by $220.6 million during the Three Months Ended March 31, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $654.0 million and $480.7 million during the Three Months Ended March 31, 2011 and 2010, respectively. This included $743.7 million and $625.7 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The Fund was launched on January 31, 2006 at $25.00 per Share. The Shares of the Fund traded on the NYSE Alternext from February 3, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”), over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBC”), (ii) the Fund’s NAV (as reflected by the graph “DBCNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBLCIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

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

MARCH 31, 2011 AND 2010

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE

OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

DBIQ Optimum Yield Diversified Commodity Index Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN OCTOBER 2010, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. WITH RESPECT TO INDEX DATA, NO REPRESENTATION IS BEING MADE THAT THE INDEX WILL OR IS LIKELY TO ACHIEVE ANNUAL OR CUMULATIVE CLOSING LEVELS CONSISTENT WITH OR SIMILAR TO THOSE SET FORTH HEREIN. SIMILARLY, NO REPRESENTATION IS BEING MADE THAT THE FUND WILL GENERATE PROFITS OR LOSSES SIMILAR TO THE FUND’S PAST PERFORMANCE OR THE HISTORICAL ANNUAL OR CUMULATIVE CHANGES IN THE INDEX CLOSING LEVELS. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL RESULTS AND THE ACTUAL RESULTS SUBSEQUENTLY ACHIEVED BY INVESTMENT METHODOLOGIES, WHETHER ACTIVE OR PASSIVE.

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD SEPTEMBER 1997 THROUGH SEPTEMBER 2010, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Fund Share Price Performance

For the Three Months Ended March 31, 2011, the NYSE Arca market value of each Share increased 10.74% from $27.55 per Share to $30.51 per Share. The Share price low and high for the Three Months Ended March 31, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $27.12 per Share (-1.56%) on January 7, 2011, to a high of $30.51 per Share (+10.74%) on March 31, 2011.

For the Three Months Ended March 31, 2010, the NYSE Arca market value of each Share decreased 4.47% from $24.62 per Share to $23.52 per Share. The Share price high and low for the Three Months Ended March 31,

2010 and related change from the Share price on December 31, 2009 was as follows: Shares traded from a high of $25.72 per Share (+4.47%) on January 6, 2010 to a low of $22.38 per Share (-9.10%) on February 5, 2010.

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2011, the net asset value of each Share increased 10.92% from $27.57 per Share to $30.58 per Share. Rising futures contracts prices for crude oil, heating oil, aluminum, corn, RBOB gasoline, brent crude oil, copper grade A, soybeans, gold, and silver were partially offset by lower futures contract prices for natural gas, wheat, zinc and sugar during the Three Months Ended March 31, 2011 contributing to an overall 10.76% increase in the level of the DBIQ-OY Diversified TR™.

Net income for the Three Months Ended March 31, 2011 was $587.1 million, resulting from $1.8 million of interest income, net realized gain of $205.9 million, net unrealized gain of $392.3 million and operating expenses of $12.9 million.

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

Value at risk (VaR), is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$6,578,868,851	1.13%	$168,201,552	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,110,292,129	1.18%	$140,128,100	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2011 by market sector.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed February 28, 2011 except for the following:

(3) Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Fund.

CFTC and commodity exchange rules impose speculative position limits on market participants, including the Fund, trading in certain commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts.

The Index is composed of 14 Index Commodities, of which 9 Index Commodities are subject to speculative position limits imposed by either the CFTC or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC proposed regulations in January 2011, or the Proposed Regulations, would, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Referenced Contracts subject to the 2011 Proposed Rules represent 75.125% of original base weights of the Index Commodities.

Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, when the futures contract matures and becomes deliverable, versus the limits set for all other months. If the Managing Owner determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for each Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels remain subject to change by the CFTC or the relevant exchanges.

Under current regulations, subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually, or in the aggregate with other persons with whom they are under common control or ownership. Under the Proposed Regulations, the CFTC would require certain persons to aggregate exchange listed futures and economically equivalent swap positions owned or controlled by such persons.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]

Corn	CBOT (C)	600 – Spot Month 13,500 – Single Month 22,000 – All Months Combined

Soybeans	CBOT (S)	600 – Spot Month 6,500 – Single Month 10,000 – All Months Combined

Wheat	CBOT (W)	600 – Spot Month 5,000 – Single Month 6,500 – All Months Combined

Sugar #11	ICE US (SB)	5,000 – Spot Month

Light Sweet Crude Oil	NYMEX (CL)	3, 000 – Spot Month 10,000 – Single Month 20,000 – All Months Combined

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]

Heating Oil	NYMEX (HO)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

Natural Gas	NYMEX (NG)	1,000 – Spot Month 6,000 – Single Month 12,000 –All Months Combined

Silver	COMEX (SI)	1,500 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

Legend:

[1]	“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.
“ICE US” means ICE Futures U.S., Inc. or its successor.
“NYMEX” means the New York Mercantile Exchange or its successor.
“COMEX” means the Commodity Exchange Inc., New York or its successor.
[2]	Subject to any additional limitations on an exchange-by-exchange basis, as applicable.

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

Under the Dodd-Frank Act, the CFTC is required, among other things, to establish speculative position limits on exchange listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. The Dodd-Frank Act will also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. Depending on the outcome of the Proposed Regulations and any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

(27) The Effect Of Market Disruptions and Government Intervention Are Unpredictable And May Have An Adverse Effect On The Value Of Your Shares.

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

(28) Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act seeks to regulate markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Dodd-Frank Act require rulemaking by the applicable regulators before becoming fully effective and the Dodd-Frank Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the Net Asset Value of the Fund or the market price of the Shares. The Dodd-Frank Act could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2011	1,400,000	$29.08
Three Months Ended March 31, 2010	6,200,000	$23.39

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund - March 31, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments of PowerShares DB Commodity Index Tracking Fund - March 31, 2011, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund – December 31, 2010, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund - Three Months Ended March 31, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund– Three Months Ended March 31, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund– Three Months Ended March 31, 2010, (vii) the Unaudited Statement of Cash Flows of PowerShares DB Commodity Index Tracking Fund - Three Months Ended March 31, 2011 and 2010, (viii) Notes to Unaudited Financial Statements of PowerShares DB Commodity Index Tracking Fund, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/s/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer

By:	/s/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer

Dated: May 9, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund - March 31, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments of PowerShares DB Commodity Index Tracking Fund - March 31, 2011, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund – December 31, 2010, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund - Three Months Ended March 31, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund– Three Months Ended March 31, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund– Three Months Ended March 31, 2010, (vii) the Unaudited Statements of Cash Flows - Three Months Ended March 31, 2011 and 2010, (viii) Notes to Unaudited Financial Statements of PowerShares DB Commodity Index Tracking Fund, tagged as blocks of text.

E-1