Form 10-Q
period 2011-06-30
PowerShares DB Commodity Index Tracking Fund
filed 2011-08-05
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of outstanding Shares as of June 30, 2011: 206,800,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4.	CONTROLS AND PROCEDURES	33

PART II.	OTHER INFORMATION	33

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Reserved	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

SIGNATURES		37

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2011 (unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $5,785,582,635 and $4,489,205,023 respectively)	$5,785,761,097	$4,489,390,393
Cash held by broker (restricted $7,615,525 and $5,640,739)	11,352,653	57,572,732
Net unrealized appreciation (depreciation) on futures contracts	237,207,859	563,328,004

Deposits with broker	6,034,321,609	5,110,291,129

Other assets	—	1,000

Total assets	$6,034,321,609	$5,110,292,129

Liabilities
Management fee payable	$4,282,010	$3,507,183
Brokerage fee payable	535,715	9,019

Total liabilities	4,817,725	3,516,202

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	166	103

Total General shares	1,166	1,103

Shares:
Paid in capital—206,800,000 and 185,200,000 redeemable Shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	4,920,804,860	4,278,778,296
Accumulated earnings (deficit)	1,108,697,858	827,996,528

Total Shares	6,029,502,718	5,106,774,824

Total shareholders’ equity	6,029,503,884	5,106,775,927

Total liabilities and equity	$6,034,321,609	$5,110,292,129

Net asset value per share
General shares	$29.15	$27.58
Shares	$29.16	$27.57

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Schedule of Investments

June 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.005% due July 7, 2011	30.25%	$1,823,998,176	$1,824,000,000
U.S. Treasury Bills, 0.015% due July 14, 2011	3.64	219,499,561	219,500,000
U.S. Treasury Bills, 0.005% due July 21, 2011	3.47	208,998,746	209,000,000
U.S. Treasury Bills, 0.005% due July 28, 2011	13.89	837,296,651	837,300,000
U.S. Treasury Bills, 0.05% due August 4, 2011	12.80	771,998,456	772,000,000
U.S. Treasury Bills, 0.025% due August 11, 2011	4.03	242,998,542	243,000,000
U.S. Treasury Bills, 0.03% due August 18, 2011	3.73	224,998,425	225,000,000
U.S. Treasury Bills, 0.055% due August 25, 2011	3.00	180,998,552	181,000,000
U.S. Treasury Bills, 0.06% due September 1, 2011	5.69	342,995,884	343,000,000
U.S. Treasury Bills, 0.045% due September 8, 2011	1.99	119,998,800	120,000,000
U.S. Treasury Bills, 0.05% due September 15, 2011	5.07	305,993,574	306,000,000
U.S. Treasury Bills, 0.035% due September 22, 2011	2.69	161,994,330	162,000,000
U.S. Treasury Bills, 0.025% due September 29, 2011	5.71	343,991,400	344,000,000

Total United States Treasury Obligations (cost $5,785,582,635)	95.96%	$5,785,761,097

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,746 contracts, settlement date September 19, 2011)	0.14%	$8,120,938
Brent Crude (7,564 contracts, settlement date February 14, 2012)	1.11	66,757,210
Copper (1,085 contracts, settlement date March 19, 2012)	(0.17)	(9,989,800)
Corn (6,094 contracts, settlement date December 14, 2011)	0.37	22,437,450
Corn (3,837 contracts, settlement date March 14, 2012)	0.05	3,254,263
Gold (3,138 contracts, settlement date August 29, 2011)	0.59	35,799,330
Heating Oil (6,621 contracts, settlement date May 31, 2012)	(0.34)	(20,640,736)
Light Sweet Crude Oil (7,355 contracts, settlement date June 20, 2012)	(0.39)	(23,500,400)
Natural Gas (6,790 contracts, settlement date September 28, 2011)	(0.18)	(10,797,320)
RBOB Gasoline (7,241 contracts, settlement date November 30, 2011)	2.25	135,910,219
Red Wheat (2,164 contracts, settlement date July 13, 2012)	(0.34)	(20,442,738)
Silver (800 contracts, settlement date December 28, 2011)	0.50	29,866,125
Soybean Meal (1,174 contracts, settlement date December 14, 2011)	(0.05)	(2,785,570)
Soybean Oil (1,162 contracts, settlement date December 14, 2011)	(0.03)	(1,588,494)
Soybeans (2,934 contracts, settlement date November 14, 2011)	0.51	30,839,038
Soybeans (1,580 contracts, settlement date January 13, 2012)	0.10	5,839,387
Sugar (11,010 contracts, settlement date June 29, 2012)	0.26	15,843,632
Wheat (933 contracts, settlement date December 14, 2011)	(0.13)	(7,910,312)
Wheat (3,110 contracts, settlement date July 13, 2012)	(0.46)	(27,985,113)
Zinc (3,552 contracts, settlement date July 16, 2012)	0.14	8,180,750

Net Unrealized Appreciation on Futures Contracts	3.93%	$237,207,859

Net unrealized appreciation is comprised of unrealized gains of $379,300,239 and unrealized losses of $142,092,380.

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

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$1,070,716	$1,498,828	$2,848,701	$2,208,320

Expenses
Management Fee	13,352,345	9,771,392	25,100,043	19,058,254
Brokerage Commissions and Fees	15,722	417,662	1,121,388	624,113

Total Expenses	13,368,067	10,189,054	26,221,431	19,682,367

Net investment income (loss)	(12,297,351)	(8,690,226)	(23,372,730)	(17,474,047)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	25,409	(2,917)	26,640	(1,585)
Futures	424,281,984	(122,180,941)	630,174,536	(74,851,101)
Foreign Currency Translation	—	(90,123)	—	(146,051)

Net realized gain (loss)	424,307,393	(122,273,981)	630,201,176	(74,998,737)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(202,215)	47,654	(6,908)	(180,477)
Futures	(718,239,780)	(261,488,711)	(326,120,145)	(481,915,365)
Foreign Currency Translation	—	(6,501)	—	(4,618)

Net change in unrealized gain (loss)	(718,441,995)	(261,447,558)	(326,127,053)	(482,100,460)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(294,134,602)	(383,721,539)	304,074,123	(557,099,197)

Net Income (Loss)	$(306,431,953)	$(392,411,765)	$280,701,393	$(574,573,244)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	77	—	119

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund	$(306,431,953)	$(392,411,688)	$280,701,393	$(574,573,125)

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2011	40	$1,000	$223	$1,223	209,200,000	$4,981,740,512	$1,415,129,754	$6,396,870,266	$6,396,871,489

Sale of Shares					9,200,000	278,871,752		278,871,752	278,871,752

Redemption of Shares					(11,600,000)	(339,807,404)		(339,807,404)	(339,807,404)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(12,297,348)	(12,297,348)	(12,297,351)

Net realized gain (loss) on United States Treasury Obligations and Futures			99	99			424,307,294	424,307,294	424,307,393

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(153)	(153)			(718,441,842)	(718,441,842)	(718,441,995)

Net Income (Loss)			(57)	(57)			(306,431,896)	(306,431,896)	(306,431,953)

Balance at June 30, 2011	40	$1,000	$166	$1,166	206,800,000	$4,920,804,860	$1,108,697,858	$6,029,502,718	$6,029,503,884

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at April 1, 2010	40	$1,000	$(56)	$944	198,600,000	$4,547,907,884	$138,546,884	$4,686,454,768	$4,686,455,712	$944	$4,686,456,656

Sale of Shares					8,200,000	190,362,140		190,362,140	190,362,140		190,362,140

Redemption of Shares					(8,000,000)	(174,080,204)		(174,080,204)	(174,080,204)		(174,080,204)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(8,690,224)	(8,690,224)	(8,690,225)	(1)	(8,690,226)

Net realized gain (loss) on United States Treasury Obligations and Futures			(25)	(25)			(122,273,931)	(122,273,931)	(122,273,956)	(25)	(122,273,981)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(51)	(51)			(261,447,456)	(261,447,456)	(261,447,507)	(51)	(261,447,558)

Net Income (Loss)			(77)	(77)			(392,411,611)	(392,411,611)	(392,411,688)	(77)	(392,411,765)

Balance at June 30, 2010	40	$1,000	$(133)	$867	198,800,000	$4,564,189,820	$(253,864,727)	$4,310,325,093	$4,310,325,960	$867	$4,310,326,827

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$103	$1,103	185,200,000	$4,278,778,296	$827,996,528	$5,106,774,824	$5,106,775,927

Sale of Shares					34,600,000	1,022,544,326		1,022,544,326	1,022,544,326

Redemption of Shares					(13,000,000)	(380,517,762)		(380,517,762)	(380,517,762)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(23,372,725)	(23,372,725)	(23,372,730)

Net realized gain (loss) on United States Treasury Obligations and Futures			141	141			630,201,035	630,201,035	630,201,176

Net change in unrealized (gain) loss on United States Treasury Obligations and Futures			(73)	(73)			(326,126,980)	(326,126,980)	(326,127,053)

Net Income (Loss)			63	63			280,701,330	280,701,330	280,701,393

Balance at June 30, 2011	40	$1,000	$166	$1,166	206,800,000	$4,920,804,860	$1,108,697,858	$6,029,502,718	$6,029,503,884

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2010

	General Shares				Shares				Total Shareholders’ Equity	Non-controlling Interest	Total Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2010	40	$1,000	$(14)	$986	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,953,459	$986	$4,387,954,445

Sale of Shares					35,000,000	816,074,162		816,074,162	816,074,162		816,074,162

Redemption of Shares					(14,200,000)	(319,128,536)		(319,128,536)	(319,128,536)		(319,128,536)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(17,474,041)	(17,474,041)	(17,474,044)	(3)	(17,474,047)

Net realized gain (loss) on United States Treasury Obligations and Futures			(15)	(15)			(74,998,707)	(74,998,707)	(74,998,722)	(15)	(74,998,737)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(101)	(101)			(482,100,258)	(482,100,258)	(482,100,359)	(101)	(482,100,460)

Net Income (Loss)			(119)	(119)			(574,573,006)	(574,573,006)	(574,573,125)	(119)	(574,573,244)

Balance at June 30, 2010	40	$1,000	$(133)	$867	198,800,000	$4,564,189,820	$(253,864,727)	$4,310,325,093	$4,310,325,960	$867	$4,310,326,827

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$280,701,393	$(574,573,244)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(11,570,087,165)	(8,649,956,133)
Proceeds from securities sold and matured	10,276,596,076	8,235,532,620
Net accretion of discount on United States Treasury Obligations	(2,859,883)	(2,222,968)
Net realized (gain) loss on United States Treasury Obligations	(26,640)	1,585
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	326,127,053	482,095,842
Increase (decrease) in restricted cash	(1,974,786)	1,528,125
Change in operating receivables and liabilities:
Receivable for securities sold	—	(16,999,901)
Payable for securities purchased	—	170,934,758
Payable to broker	—	(298,202)
Management fee payable	774,827	397,815
Other assets	1,000	—
Brokerage fee payable	526,696	10,385

Net cash provided by (used for) operating activities	(690,221,429)	(353,549,318)

Cash flows from financing activities:
Proceeds from sale of Shares	1,022,544,326	816,074,162
Payable for Shares redeemed	—	8,593,532
Redemption of Shares	(380,517,762)	(319,128,536)

Net cash provided by (used for) financing activities	642,026,564	505,539,158

Net change in cash held by broker	(48,194,865)	151,989,840
Unrestricted Cash held by broker at beginning of period	51,931,993	242,582,007

Unrestricted Cash held by broker at end of period	$3,737,128	$394,571,847

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2011

(1) Organization

PowerShares DB Commodity Index Tracking Fund (the “Fund”) was formed as a Delaware statutory trust on May 23, 2005. DB Commodity Services LLC, a Delaware Limited Liability Company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”).

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in DB Commodity Index Tracking Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

This Report covers the three months ended June 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended June 30, 2011” and the “Three Months Ended June 30, 2010”, respectively) and the six months ended June 30, 2011 and 2010 (hereinafter referred to as the “Six Months Ended June 30, 2011” and the “Six Months Ended June 30, 2010”, respectively).

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (each an “Index Commodity”, and collectively, the “Index Commodities”). During the period from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index-Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

        The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index. Please see http://dbfunds.db.com/dbc/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbc/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of June 30, 2011 and December 31, 2010, the Fund had $6,034,321,609 (or 100%) and $5,110,291,129 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $432,087,473 (or 7.16%) and $330,490,820 (or 6.47%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2011 and December 31, 2010. For additional information, please see the unaudited Schedule of Investments as of June 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred Management Fees of $13,352,345 and $9,771,392, respectively. Management Fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $25,100,043 and $19,058,254, respectively. As of June 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $4,282,010 and $3,507,183, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2011 and 2010, the Fund incurred brokerage fees of $15,722 and $417,662, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2011 and 2010 by the Fund were $1,121,388 and $624,113, respectively. As of June 30, 2011 and December 31, 2010, brokerage fees payable were $535,715 and $9,019, respectively.

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

Invesco PowerShares Capital Management LLC

Under the License Agreement among Invesco PowerShares Capital Management LLC (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®“ trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in note 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for all periods presented prior to December 31, 2010. Upon the initial offering of the Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund were consolidated with the Fund’s financial statement balances for the periods previously described, and all significant inter-company balances and transactions were eliminated.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2011 and December 31, 2010 were holdings of $432,087,473 and $330,490,820, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of June 30, 2011 the Fund had $11,352,653 of cash held with the Commodity Broker of which $7,615,525 was restricted. As of December 31, 2010 the Fund had $57,572,732 of cash held with the Commodity Broker of which $5,640,739 was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. As of June 30, 2011 and December 31, 2010 there were no cash equivalents held by the Fund.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized appreciation position of $237,207,859 and $563,328,004, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2011 and 2010 and the Six Months Ended June 30, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$5,785,761,097	$4,489,390,393
Commodity Futures Contracts (Level 1)	$237,207,859	$563,328,004

There were no Level 2 or Level 3 holdings as of June 30, 2011 and December 31, 2010.

(6) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2011 and 2010

and the Six Months Ended June 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Six Months Ended		Paid in Capital Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Shares Sold	9,200,000	8,200,000	$278,871,752	$190,362,140	34,600,000	35,000,000	$1,022,544,326	$816,074,162
Shares Redeemed	(11,600,000)	(8,000,000)	(339,807,404)	(174,080,204)	(13,000,000)	(14,200,000)	(380,517,762)	(319,128,536)

Net Increase/ (Decrease)	(2,400,000)	200,000	$(60,935,652)	$16,281,936	21,600,000	20,800,000	$642,026,564	$496,945,626

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2011 and 2010 and for the Six Months Ended June 30, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$30.58	$23.60	$27.57	$24.65

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures	(1.36)	(1.88)	1.71	(2.88)
Net investment income (loss)	(0.06)	(0.04)	(0.12)	(0.09)

Net income (loss)	(1.42)	(1.92)	1.59	(2.97)
Net asset value per Share, end of period	$29.16	$21.68	$29.16	$21.68

Market value per Share, beginning of period	$30.51	$23.52	$27.55	$24.62

Market value per Share, end of period	$28.96	$21.57	$28.96	$21.57

Ratio to average Net Assets*
Net investment income (loss)	(0.78)%	(0.76)%	(0.79)%	(0.78)%

Total expenses	0.85%	0.89%	0.89%	0.88%

Total Return, at net asset value **	(4.64)%	(8.14)%	5.77%	(12.05)%

Total Return, at market value **	(5.08)%	(8.29)%	5.12%	(12.39)%

*	Percentages are annualized.
**	Percentages are not annualized.

(11) Subsequent Events

The Fund evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to future events and financial results. Words such as “anticipate”, “expect”, “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate”, as well as similar words and phrases, signify forward-looking statements. PowerShares DB Commodity Index Tracking Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties may cause our actual results to differ materially from those expressed in our forward-looking statements.

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

Overview/Introduction

Prior to the close of business on December 31, 2010, the Fund invested substantially all of its assets in the DB Commodity Index Tracking Master Fund (the “Master Fund”). After the determination of the net asset value of the Master Fund on December 31, 2010, the Master Fund transferred and distributed all of its assets and liabilities to the Fund and terminated. Effective January 1, 2011, the reorganized Fund has performed all of the necessary functions in order to continue normal Fund operations. The collapse of the master-feeder structure had no effect on the operations or processes of the Fund. All reference to historical results of the Fund include results of the Master Fund where the context requires.

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (each an “Index Commodity”, and collectively, the “Index Commodities”). During the period from January 31, 2006 (commencement of investment operations) to May 23, 2006, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Excess Return™ over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. During the period from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index–Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index are identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	12.375
Heating Oil	12.375
RBOB Gasoline	12.375
Natural Gas	5.500
Brent Crude	12.375
Gold	8.000
Silver	2.000
Aluminum	4.166
Zinc	4.167
Copper Grade A	4.167
Corn	5.625
Wheat	5.625
Soybeans	5.625
Sugar	5.625

Closing Level on Base Date:	100.000

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2011:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	12.10
Heating Oil	13.63
RBOB Gasoline	13.75
Natural Gas	4.95
Brent Crude	14.01
Gold	7.74
Silver	2.29
Aluminum	3.89
Zinc	3.52
Copper Grade A	4.20
Corn	5.09
Wheat	3.78
Soybeans	4.81
Soybean Oil	0.64
Soybean Meal	0.64
Sugar	4.96

Closing Level as of June 30, 2011	100.00

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Fund is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets for each Index Commodity.

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

Performance Summary

This Report covers the three months ended June 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended June 30, 2011” and the “Three Months Ended June 30, 2010”, respectively) and the six months ended June 30, 2011 and 2010 (hereinafter referred to as the “Six Months Ended June 30, 2011” and the “Six Months Ended June 30, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund and the exchange traded Shares are not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The DBIQ Optimum Yield Diversified Commodity Index Total Return™ (the “DBIQ-OY Diversified TR™”) and the DB Liquid Commodity Index-Optimum Yield Diversified Total Return™ (the “DBCLI-OY Diversified TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 and the Summary of the DBLCI-OY Diversified TR™ and Underlying

Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ and DBLCI-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011 and the Summary of the DBLCI-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2010 and the Six Months Ended June 30, 2010

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™ & DBLCI-OY DIVERSIFIED TR™
Underlying Index	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
DB Light Crude Oil Indices	(1.64)%	(15.15)%	16.70%	(12.58)%
DB Heating Oil Indices	(6.09)%	(10.39)%	15.36%	(8.17)%
DB Aluminum Indices	(5.33)%	(15.76)%	1.22%	(13.32)%
DB Gold Indices	4.28%	11.79%	5.30%	13.41%
DB Corn Indices	(0.75)%	(0.70)%	10.45%	(15.21)%
DB Wheat Indices	(24.46)%	(3.74)%	(27.41)%	(21.07)%
DB RBOB Gasoline Indices	(3.15)%	(9.98)%	17.11%	(7.26)%
DB Natural Gas Indices	(4.00)%	10.46%	(4.79)%	(19.67)%
DB Silver Indices	(8.14)%	6.63%	11.90%	10.85%
DB Zinc Indices	(1.05)%	(24.54)%	(5.64)%	(30.75)%
DB Copper Grade A Indices	(0.10)%	(16.05)%	(0.06)%	(11.58)%
DB Soybeans Indices	(7.23)%	(1.65)%	(1.06)%	(10.96)%
DB Sugar Indices	1.65%	(14.27)%	(2.82)%	(38.50)%
DB Brent Crude Indices	(10.23)%	(10.35)%	2.83%	(8.21)%

AGGREGATE RETURNS	(4.68)%	(8.01)%	5.57%	(11.86)%

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the DBIQ-OY Diversified ER™ and underperform the DBIQ-OY Diversified TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ-OY Diversified TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from a hypothetical basket of fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The financial statements of the Fund include the consolidated financial statements of the Fund and Master Fund when applicable. As described above, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for all periods prior to December 31, 2010. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

The Fund’s commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a particular futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity futures contract can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Fund from promptly liquidating its commodity futures positions.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

Authorized Participants may also redeem Baskets of Shares. On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow only Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used for operating activities was $690.2 million and $353.5 million for the Six Months Ended June 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2011, $11,570.1 million was paid to purchase United States Treasury Obligations and $10,276.6 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2010, $8,650.0 million was paid to purchase United States Treasury Obligations and $8,235.5 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $326.1 million and $482.1 million during the Six Months Ended June 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $642.0 million and $505.5 million during the Six Months Ended June 30, 2011 and 2010, respectively. This included $1,022.5 million and $816.1 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The Fund was launched on January 31, 2006 at $25.00 per Share. The Shares traded on the NYSE Alternext from February 3, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008.

The Fund seeks to track changes in the closing levels of the DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The following graphs illustrate changes in (i) the price of the Shares (as reflected by the graph “DBC”), (ii) the Fund’s NAV (as reflected by the graph “DBCNAV”), and (iii) the closing levels of the Index (as reflected by the graph “DBLCIX”). Whenever the interest income earned by the Fund exceeds Fund expenses, the price of the Shares generally has exceeded the levels of the Index primarily because the Share price reflects interest income from the Fund’s collateral holdings whereas the Index does not consider such interest income. There can be no assurances that the price of the Shares will exceed the Index levels.

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not Index Commodities as proxies for the Index Commodities. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not Index Commodities as proxies for the Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

[Remainder of page left blank intentionally.]

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE THREE MONTHS ENDED

JUNE 30, 2011 AND 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD SEPTEMBER 1997 THROUGH SEPTEMBER 2010, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

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

THE MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS MANAGING OWNER, THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE BEEN MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND MANAGING FUTURES ACCOUNTS AND RELATED PRODUCTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Three Months Ended June 30, 2011, the NYSE Arca market value of each Share decreased 5.08% from $30.51 per Share to $28.96 per Share. The Share price high and low for the Three Months Ended June 30, 2011 and related change from the Share price on March 31, 2011 was as follows: Shares traded from a high of $31.92 per Share (+4.62%) on April 8, 2011, to a low of $28.25 per Share (-7.41%) on June 27, 2011.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2011, the net asset value of each Share decreased 4.64% from $30.58 per Share to $29.16 per Share. Falling futures contracts prices for light crude oil, heating oil, aluminum, corn, RBOB gasoline, brent crude oil, copper grade A, wheat, zinc, soybean, natural gas, and silver were partially offset by higher futures contract prices for gold and sugar during the Three Months Ended June 30, 2011 contributing to an overall 4.68% decrease in the level of the DBIQ-OY Diversified TR™.

Net loss for the Three Months Ended June 30, 2011 was $306.4 million, resulting from $1.1 million of interest income, net realized gain of $424.3 million, net unrealized loss of $718.4 million and operating expenses of $13.4 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Fund Share Price Performance

For the Six Months Ended June 30, 2011, the NYSE Arca market value of each Share increased 5.12% from $27.55 per Share to $28.96 per Share. The Share price low and high for the Six Months Ended June 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a low of $27.12 per Share (-1.56%) on January 7, 2011, to a high of $31.92 per Share (+15.86%) on April 8, 2011.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2011, the net asset value of each Share increased 5.77% from $27.57 per Share to $29.16 per Share. Rising futures contracts prices for light crude oil, heating oil, aluminum, corn, RBOB gasoline, brent crude oil, gold, and silver were partially offset by lower futures contract prices for soybean, natural gas, wheat, zinc, copper grade A and sugar during the Six Months Ended June 30, 2011 contributing to an overall 5.57% increase in the level of the DBIQ-OY Diversified TR™.

Net income for the Six Months Ended June 30, 2011 was $280.7 million, resulting from $2.8 million of interest income, net realized gain of $630.2 million, net unrealized loss of $326.1 million and operating expenses of $26.2 million.

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

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

Value at risk, or VaR, is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$6,034,321,609	1.20%	$168,039,269	1

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,110,292,129	1.18%	$140,128,100	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2011 by market sector.

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

Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, the month when the futures contract matures and becomes deliverable, versus the limits set for all other months. If the Managing Owner determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in that commodity or trade in other commodities or instruments that the Index Sponsor determines comply with the rules and goals of the Index. Below is a chart that sets forth certain relevant information, including current speculative position limits for each Affected Index Commodity that any person may hold, separately or in combination, net long or net short, for the purchase or sale of any commodity futures contract or, on a futures-equivalent basis, options thereon. Speculative position limit levels remain subject to change by the CFTC or the relevant exchanges.

Under current regulations, subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually or in the aggregate with other persons with whom they are under common control or ownership. Under the Proposed Regulations, the CFTC would require certain persons to aggregate exchange listed futures and economically equivalent swap positions owned or controlled by such persons.

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2011	11,600,000	$29.29
Three Months Ended June 30, 2010	8,000,000	$21.76

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name: Title:	Hans Ephraimson Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN
Name: Title:	Michael Gilligan Principal Financial Officer

Dated: August 5, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - June 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - June 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended June 30, 2011 and 2010 and Six Months Ended June 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended June 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Six Months Ended June 30, 2010, (ix) the Unaudited Statements of Cash Flows - Six Months Ended June 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

E-1