Form 10-Q
period 2011-09-30
PowerShares DB Commodity Index Tracking Fund
filed 2011-11-07
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of outstanding Shares as of September 30, 2011: 209,600,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2011

		Page
PART I.	FINANCIAL INFORMATION	1

ITEM 1.	FINANCIAL STATEMENTS	1
	Notes to Unaudited Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 4.	CONTROLS AND PROCEDURES	32

PART II.	OTHER INFORMATION	33

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Reserved	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

SIGNATURES		37

EXHIBIT INDEX		E-1

Exhibit 31.1	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-2
Exhibit 31.2	Certification required under Exchange Act Rules 13a–14 and 15d–14	E-3
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
Exhibit 101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

September 30, 2011 (unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $5,447,622,280 and $4,489,205,023 respectively)	$5,447,740,042	$4,489,390,393
Cash held by broker (restricted $0 and $5,640,739, respectively)	464,124,269	57,572,732
Net unrealized appreciation (depreciation) on futures contracts	(475,060,863)	563,328,004

Deposits with broker	5,436,803,448	5,110,291,129

Other assets	—	1,000

Total assets	$5,436,803,448	$5,110,292,129

Liabilities
Management fee payable	$4,190,955	$3,507,183
Brokerage fee payable	344,868	9,019

Total liabilities	4,535,823	3,516,202

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	37	103

Total General shares	1,037	1,103

Shares:
Paid in capital—209,600,000 and 185,200,000 redeemable Shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	5,016,704,524	4,278,778,296
Accumulated earnings (deficit)	415,562,064	827,996,528

Total Shares	5,432,266,588	5,106,774,824

Total shareholders’ equity	5,432,267,625	5,106,775,927

Total liabilities and equity	$5,436,803,448	$5,110,292,129

Net asset value per share
General shares	$25.93	$27.58
Shares	$25.92	$27.57

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Schedule of Investments

September 30, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.02% due October 6, 2011	25.07%	$1,361,998,638	$1,362,000,000
U.S. Treasury Bills, 0.025% due October 13, 2011	3.93	213,499,360	213,500,000
U.S. Treasury Bills, 0.015% due October 20, 2011	5.72	310,998,134	311,000,000
U.S. Treasury Bills, 0.055% due October 27, 2011	15.38	835,293,317	835,300,000
U.S. Treasury Bills, 0.115% due November 3, 2011	14.43	783,991,376	784,000,000
U.S. Treasury Bills, 0.045% due November 10, 2011	4.47	242,997,570	243,000,000
U.S. Treasury Bills, 0.035% due November 17, 2011	4.16	225,997,062	226,000,000
U.S. Treasury Bills, 0.015% due November 25, 2011	3.44	186,996,634	187,000,000
U.S. Treasury Bills, 0.015% due December 1, 2011	6.44	349,994,400	350,000,000
U.S. Treasury Bills, 0.03% due December 8, 2011	2.98	161,997,246	162,000,000
U.S. Treasury Bills, 0.01% due December 15, 2011	3.87	209,994,750	210,000,000
U.S. Treasury Bills, 0.01% due December 22, 2011	3.41	184,994,820	185,000,000
U.S. Treasury Bills, 0.02% due December 29, 2011	6.98	378,986,735	379,000,000

Total United States Treasury Obligations (cost $5,447,622,280)	100.28%	$5,447,740,042

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (3,662 contracts, settlement date September 17, 2012)	(0.55)%	$(30,010,225)
Brent Crude (7,668 contracts, settlement date February 14, 2012)	(0.83)	(45,309,529)
Copper (1,100 contracts, settlement date March 19, 2012)	(1.38)	(74,864,250)
Corn (6,404 contracts, settlement date December 14, 2011)	0.23	12,605,413
Corn (4,032 contracts, settlement date March 14, 2012)	(0.05)	(2,696,225)
Gold (3,171 contracts, settlement date February 27, 2012)	(0.29)	(15,924,980)
Heating Oil (6,711 contracts, settlement date May 31, 2012)	(1.99)	(108,140,693)
Light Sweet Crude Oil (7,453 contracts, settlement date June 20, 2012)	(3.01)	(163,435,610)
Natural Gas (6,018 contracts, settlement date September 26, 2012)	(0.25)	(13,430,490)
RBOB Gasoline (7,339 contracts, settlement date November 30, 2011)	0.87	47,459,714
Red Wheat (2,002 contracts, settlement date July 13, 2012)	(0.20)	(10,998,813)
Silver (811 contracts, settlement date December 28, 2011)	0.13	7,236,760
Soybean Meal (876 contracts, settlement date December 14, 2011)	(0.08)	(4,579,470)
Soybean Oil (856 contracts, settlement date December 14, 2011)	(0.06)	(3,446,706)
Soybeans (3,083 contracts, settlement date November 14, 2011)	0.23	12,680,800
Soybeans (1,660 contracts, settlement date January 13, 2012)	(0.07)	(3,868,900)
Sugar (11,159 contracts, settlement date June 29, 2012)	0.11	5,806,898
Wheat (965 contracts, settlement date December 14, 2011)	(0.19)	(10,269,788)
Wheat (3,217 contracts, settlement date July 13, 2012)	(0.67)	(36,116,075)
Zinc (3,600 contracts, settlement date July 16, 2012)	(0.70)	(37,758,694)

Net Unrealized Depreciation on Futures Contracts	(8.75)%	$(475,060,863)

Net unrealized depreciation is comprised of unrealized losses of $590,507,313 and unrealized gains of $115,446,450.

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2010

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.08% due January 6, 2011	17.10%	$872,998,254	$873,000,000
U.S. Treasury Bills, 0.085% due January 13, 2011	4.03	205,498,150	205,500,000
U.S. Treasury Bills, 0.07% due January 20, 2011	3.56	181,996,360	182,000,000
U.S. Treasury Bills, 0.065% due January 27, 2011	15.55	794,270,611	794,300,000
U.S. Treasury Bills, 0.125% due February 3, 2011	13.45	686,948,475	687,000,000
U.S. Treasury Bills, 0.125% due February 10, 2011	9.77	498,951,597	499,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	2.10	106,985,234	107,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	3.70	188,969,382	189,000,000
U.S. Treasury Bills, 0.175% due March 3, 2011	3.78	192,961,400	193,000,000
U.S. Treasury Bills, 0.145% due March 10, 2011	2.35	119,973,600	120,000,000
U.S. Treasury Bills, 0.14% due March 17, 2011	6.34	323,927,748	324,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	2.13	108,972,096	109,000,000
U.S. Treasury Bills, 0.18% due March 31, 2011	4.05	206,937,486	207,000,000

Total United States Treasury Obligations (cost $4,489,205,023)	87.91%	$4,489,390,393

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation on Futures Contracts
Aluminum (3,355 contracts, settlement date September 19, 2011)	0.14%	$7,231,369
Brent Crude (6,913 contracts, settlement date January 14, 2011)	0.47	24,156,450
Copper (955 contracts, settlement date March 14, 2011)	1.37	70,201,738
Corn (3,270 contracts, settlement date March 14, 2011)	0.61	31,143,450
Corn (6,407 contracts, settlement date December 14, 2011)	0.16	8,081,812
Gasoline (6,485 contracts, settlement date November 30, 2011)	0.67	33,961,708
Light Sweet Crude Oil (6,824 contracts, settlement date June 21, 2011)	1.62	83,185,660
Gold (2,810 contracts, settlement date August 29, 2011)	0.26	13,290,940
Heating Oil (6,032 contracts, settlement date May 31, 2011)	0.93	47,513,239
Natural Gas (6,081 contracts, settlement date September 28, 2011)	0.04	1,990,610
Red Wheat (2,481 contracts, settlement date July 14, 2011)	0.56	28,609,038
Silver (717 contracts, settlement date December 28, 2011)	0.37	18,780,495
Soybeans (3,084 contracts, settlement date November 14, 2011)	0.76	38,910,775
Soybeans (1,501 contracts, settlement date January 13, 2012)	0.15	7,466,350
Sugar (9,488 contracts, settlement date September 30, 2011)	2.01	102,491,726
Wheat (3,218 contracts, settlement date July 14, 2011)	0.87	44,316,550
Wheat (965 contracts, settlement date December 14, 2011)	0.03	1,616,513
Zinc (3,299 contracts, settlement date May 16, 2011)	0.01	379,581

Net Unrealized Appreciation on Futures Contracts	11.03%	$563,328,004

Net unrealized appreciation is comprised of unrealized gains of $568,006,558 and unrealized losses of $4,678,554.

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income
Interest Income	$567,628	$1,461,215	$3,416,329	$3,669,535

Expenses
Management Fee	13,105,781	9,196,620	38,205,824	28,254,874
Brokerage Commissions and Fees	3,485	191,564	1,124,873	815,677

Total Expenses	13,109,266	9,388,184	39,330,697	29,070,551

Net investment income (loss)	(12,541,638)	(7,926,969)	(35,914,368)	(25,401,016)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation
Net Realized Gain (Loss) on
United States Treasury Obligations	10,612	(278)	37,252	(1,863)
Futures	31,724,525	(85,961,933)	661,899,061	(160,813,034)
Foreign Currency Translation	—	126,496	—	(19,555)

Net realized gain (loss)	31,735,137	(85,835,715)	661,936,313	(160,834,452)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(60,700)	149,199	(67,608)	(31,278)
Futures	(712,268,722)	544,331,472	(1,038,388,867)	62,416,107
Foreign Currency Translation	—	4,618	—	—

Net change in unrealized gain (loss)	(712,329,422)	544,485,289	(1,038,456,475)	62,384,829

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(680,594,285)	458,649,574	(376,520,162)	(98,449,623)

Net Income (Loss)	$(693,135,923)	$450,722,605	$(412,434,530)	$(123,850,639)

Less: net (income) loss attributed to the non-controlling interest in subsidiary - related party	—	(97)	—	22

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund	$(693,135,923)	$450,722,508	$(412,434,530)	$(123,850,617)

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2011	40	$1,000	$166	$1,166	206,800,000	$4,920,804,860	$1,108,697,858	$6,029,502,718	$6,029,503,884

Sale of Shares					14,600,000	429,814,372		429,814,372	429,814,372

Redemption of Shares					(11,800,000)	(333,914,708)		(333,914,708)	(333,914,708)

Net Income (Loss)

Net investment income (loss)			(1)	(1)			(12,541,637)	(12,541,637)	(12,541,638)

Net realized gain (loss) on United States Treasury Obligations and Futures			14	14			31,735,123	31,735,123	31,735,137

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(142)	(142)			(712,329,280)	(712,329,280)	(712,329,422)

Net Income (Loss)			(129)	(129)			(693,135,794)	(693,135,794)	(693,135,923)

Balance at September 30, 2011	40	$1,000	$37	$1,037	209,600,000	$5,016,704,524	$415,562,064	$5,432,266,588	$5,432,267,625

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at July 1, 2010	40	$1,000	$(133)	$867	198,800,000	$4,564,189,820	$(253,864,727)	$4,310,325,093	$4,310,325,960	$867	$4,310,326,827

Sale of Shares					1,800,000	40,351,794		40,351,794	40,351,794		40,351,794

Redemption of Shares					(17,400,000)	(386,555,026)		(386,555,026)	(386,555,026)		(386,555,026)

Net Income (Loss)

Net investment income (loss)			(3)	(3)			(7,926,963)	(7,926,963)	(7,926,966)	(3)	(7,926,969)

Net realized gain (loss) on United States Treasury Obligations and Futures			(17)	(17)			(85,835,681)	(85,835,681)	(85,835,698)	(17)	(85,835,715)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			117	117			544,485,055	544,485,055	544,485,172	117	544,485,289

Net Income (Loss)			97	97			450,722,411	450,722,411	450,722,508	97	450,722,605

Balance at September 30, 2010	40	$1,000	$(36)	$964	183,200,000	$4,217,986,588	$196,857,684	$4,414,844,272	$4,414,845,236	$964	$4,414,846,200

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2011

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$103	$1,103	185,200,000	$4,278,778,296	$827,996,528	$5,106,774,824	$5,106,775,927

Sale of Shares					49,200,000	1,452,358,698		1,452,358,698	1,452,358,698

Redemption of Shares					(24,800,000)	(714,432,470)		(714,432,470)	(714,432,470)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(35,914,362)	(35,914,362)	(35,914,368)

Net realized gain (loss) on United States Treasury Obligations and Futures			155	155			661,936,158	661,936,158	661,936,313

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(215)	(215)			(1,038,456,260)	(1,038,456,260)	(1,038,456,475)

Net Income (Loss)			(66)	(66)			(412,434,464)	(412,434,464)	(412,434,530)

Balance at September 30, 2011	40	$1,000	$37	$1,037	209,600,000	$5,016,704,524	$415,562,064	$5,432,266,588	$5,432,267,625

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(14)	$986	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,953,459	$986	$4,387,954,445

Sale of Shares					36,800,000	856,425,956		856,425,956	856,425,956		856,425,956

Redemption of Shares					(31,600,000)	(705,683,562)		(705,683,562)	(705,683,562)		(705,683,562)

Net Income (Loss)

Net investment income (loss)			(6)	(6)			(25,401,004)	(25,401,004)	(25,401,010)	(6)	(25,401,016)

Net realized gain (loss) on United States Treasury Obligations and Futures			(32)	(32)			(160,834,388)	(160,834,388)	(160,834,420)	(32)	(160,834,452)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			16	16			62,384,797	62,384,797	62,384,813	16	62,384,829

Net Income (Loss)			(22)	(22)			(123,850,595)	(123,850,595)	(123,850,617)	(22)	(123,850,639)

Balance at September 30, 2010	40	$1,000	$(36)	$964	183,200,000	$4,217,986,588	$196,857,684	$4,414,844,272	$4,414,845,236	$964	$4,414,846,200

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net Income (Loss)	$(412,434,530)	$(123,850,639)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(17,564,337,576)	(12,468,313,290)
Proceeds from securities sold and matured	16,609,391,466	12,561,311,603
Net accretion of discount on United States Treasury Obligations	(3,433,895)	(3,685,835)
Net realized (gain) loss on United States Treasury Obligations	(37,252)	1,863
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	1,038,456,475	(62,384,829)
(Increase) decrease in restricted cash	5,640,739	3,241,775
Change in operating receivables and liabilities:
Payable to broker	—	(298,202)
Management fee payable	683,772	293,284
Other assets	1,000	—
Brokerage fee payable	335,849	9,048

Net cash provided by (used for) operating activities	(325,733,952)	(93,675,222)

Cash flows from financing activities:
Proceeds from sale of Shares	1,452,358,698	856,425,956
Redemption of Shares	(714,432,470)	(705,683,562)

Net cash provided by (used for) financing activities	737,926,228	150,742,394

Net change in cash held by broker	412,192,276	57,067,172
Unrestricted cash held by broker at beginning of period	51,931,993	242,582,007

Unrestricted cash held by broker at end of period	$464,124,269	$299,649,179

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2011

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

This Report covers the three months ended September 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended September 30, 2011” and the “Three Months Ended September 30, 2010”, respectively) and the nine months ended September 30, 2011 and 2010 (hereinafter referred to as the “Nine Months Ended September 30, 2011” and the “Nine Months Ended September 30, 2010”, respectively).

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

The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (each an “Index Commodity”, and collectively, the “Index Commodities”). During the period from October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

available weighted composition of the Fund and http://dbfunds.db.com/dbc/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of September 30, 2011 and December 31, 2010, the Fund had $5,436,803,448 (or 100%) and $5,110,291,129 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $460,610,207 (or 8.47%) and $330,490,820 (or 6.47%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2011 and December 31, 2010. For additional information, please see the unaudited Schedule of Investments as of September 30, 2011 and the audited Schedule of Investments as of December 31, 2010 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred Management Fees of $13,105,781 and $9,196,620, respectively. Management Fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $38,205,824 and $28,254,874, respectively. As of September 30, 2011 and December 31, 2010, Management Fees payable to the Managing Owner were $4,190,955 and $3,507,183, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2011 and 2010, the Fund incurred brokerage fees of $3,485 and $191,564, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2011 and 2010 by the Fund were $1,124,873 and $815,677, respectively. As of September 30, 2011 and December 31, 2010, brokerage fees payable were $344,868 and $9,019, respectively.

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

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2011 and December 31, 2010 were holdings of $460,610,207 and $330,490,820, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of September 30, 2011 the Fund had $464,124,269 of cash held with the Commodity Broker all of which was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010 the Fund had $57,572,732 of cash held with the Commodity Broker of which $5,640,739 was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. As of September 30, 2011 and December 31, 2010 there were no cash equivalents held by the Fund.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

in which the contract is closed or the changes occur, respectively. As of September 30, 2011 and December 31, 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $475,060,863 and a net unrealized appreciation position of $563,328,004, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2011 and 2010 and the Nine Months Ended September 30, 2011 and 2010, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$5,447,740,042	$4,489,390,393
Commodity Futures Contracts (Level 1)	$(475,060,863)	$563,328,004

There were no Level 2 or Level 3 holdings as of September 30, 2011 and December 31, 2010.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2011 and 2010

and the Nine Months Ended September 30, 2011 and 2010

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Shares Sold	14,600,000	1,800,000	$429,814,372	$40,351,794	49,200,000	36,800,000	$1,452,358,698	$856,425,956
Shares Redeemed	(11,800,000)	(17,400,000)	(333,914,708)	(386,555,026)	(24,800,000)	(31,600,000)	(714,432,470)	(705,683,562)

Net Increase/ (Decrease)	2,800,000	(15,600,000)	$95,899,664	$(346,203,232)	24,400,000	5,200,000	$737,926,228	$150,742,394

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2011

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2011, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2011 and 2010 and for the Nine Months Ended September 30, 2011 and 2010. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Asset Value
Net asset value per Share, beginning of period	$29.16	$21.68	$27.57	$24.65

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures	(3.18)	2.46	(1.47)	(0.42)
Net investment income (loss)	(0.06)	(0.04)	(0.18)	(0.13)

Net income (loss)	(3.24)	2.42	(1.65)	(0.55)
Net asset value per Share, end of period	$25.92	$24.10	$25.92	$24.10

Market value per Share, beginning of period	$28.96	$21.57	$27.55	$24.62

Market value per Share, end of period	$25.75	$24.11	$25.75	$24.11

Ratio to average Net Assets*
Net investment income (loss)	(0.81)%	(0.73)%	(0.80)%	(0.76)%

Total expenses	0.85%	0.87%	0.87%	0.87%

Total Return, at net asset value **	(11.11)%	11.16%	(5.98)%	(2.23)%

Total Return, at market value **	(11.08)%	11.78%	(6.53)%	(2.07)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	12.375
Heating Oil	12.375
RBOB Gasoline	12.375
Natural Gas	5.500
Brent Crude	12.375
Gold	8.000
Silver	2.000
Aluminum	4.166
Zinc	4.167
Copper Grade A	4.167
Corn	5.625
Wheat	5.625
Soybeans	5.625
Sugar	5.625

Closing Level on Base Date:	100.000

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2011:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	10.94
Heating Oil	13.62
RBOB Gasoline	13.98
Natural Gas	4.68
Brent Crude	13.73
Gold	9.36
Silver	2.22
Aluminum	3.69
Zinc	3.12
Copper Grade A	3.52
Corn	5.67
Wheat	4.01
Soybeans	5.09
Soybean Oil	0.47
Soybean Meal	0.49
Sugar	5.41

Closing Level as of September 30, 2011	100.00

The Index Commodities are traded on the following futures exchanges: Light Sweet Crude Oil, Heating Oil, RBOB Gasoline and Natural Gas: New York Mercantile Exchange; Brent Crude: ICE Futures Europe; Gold and Silver: Commodity Exchange Inc., New York; Aluminum, Zinc and Copper Grade A: The London Metal Exchange Limited; Corn, Wheat and Soybeans: Board of Trade of the City of Chicago Inc.; and Sugar: ICE Futures U.S., Inc.

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

Performance Summary

This Report covers the three months ended September 30, 2011 and 2010 (hereinafter referred to as the “Three Months Ended September 30, 2011” and the “Three Months Ended September 30, 2010”, respectively) and the nine months ended September 30, 2011 and 2010 (hereinafter referred to as the “Nine Months Ended September 30, 2011” and the “Nine Months Ended September 30, 2010”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund and the exchange traded Shares are not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The DBIQ Optimum Yield Diversified Commodity Index Total Return™ (the “DBIQ-OY Diversified TR™”) and the DB Liquid Commodity Index-Optimum Yield Diversified Total Return™ (the “DBCLI-OY Diversified TR™”) consists of the Index plus 3-

month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and the Summary of the DBLCI-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ and DBLCI-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011 and the Summary of the DBLCI-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2010

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™ & DBLCI-OY DIVERSIFIED TR™
Underlying Index	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
DB Light Crude Oil Indices	(12.58)%	8.54%	2.02%	(0.37)%
DB Heating Oil Indices	(10.84)%	6.68%	2.85%	(2.03)%
DB Aluminum Indices	(15.56)%	17.55%	(14.53)%	1.89%
DB Gold Indices	7.77%	4.82%	13.48%	18.88%
DB Corn Indices	(4.51)%	32.78%	5.48%	12.59%
DB Wheat Indices	(6.91)%	25.86%	(32.42)%	(0.66)%
DB RBOB Gasoline Indices	(9.28)%	5.52%	6.25%	(2.15)%
DB Natural Gas Indices	(15.61)%	(21.68)%	(19.66)%	(37.09)%
DB Silver Indices	(13.68)%	16.29%	(3.41)%	28.91%
DB Zinc Indices	(21.07)%	20.86%	(25.52)%	(16.31)%
DB Copper Grade A Indices	(25.44)%	22.34%	(25.48)%	8.17%
DB Soybeans Indices	(8.88)%	22.68%	(9.86)%	9.23%
DB Sugar Indices	(2.77)%	25.30%	(5.51)%	(22.94)%
DB Brent Crude Indices	(19.29)%	6.40%	(17.01)%	(6.99)%

AGGREGATE RETURNS	(10.89)%	11.16%	(5.92)%	(2.03)%

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

Operating Activities

Net cash flow used for operating activities was $325.7 million and $93.7 million for the Nine Months Ended September 30, 2011 and 2010, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2011, $17,564.3 million was paid to purchase United States Treasury Obligations and $16,609.4 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2010, $12,468.3 million was paid to purchase United States Treasury Obligations and $12,561.3 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $1,038.5 million and decreased by $62.4 million during the Nine Months Ended September 30, 2011 and 2010, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $737.9 million and $150.7 million during the Nine Months Ended September 30, 2011 and 2010, respectively. This included $1,452.4 million and $856.4 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2011 and 2010, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

SEPTEMBER 30, 2011 AND 2010 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Three Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 11.08% from $28.96 per Share to $25.75 per Share. The Share price high and low for the Three Months Ended September 30, 2011 and related change from the Share price on June 30, 2011 was as follows: Shares traded from a high of $30.84 per Share (+6.49%) on July 26, 2011, to a low of $25.75 per Share (-11.08%) on September 30, 2011.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2011, the net asset value of each Share decreased 11.11% from $29.16 per Share to $25.92 per Share. Falling futures contracts prices for light crude oil, heating oil, aluminum, corn, RBOB gasoline, brent crude oil, copper grade A, wheat, zinc, soybean, natural gas, sugar, and silver were partially offset by higher futures contract prices for gold during the Three Months Ended September 30, 2011 contributing to an overall 10.89% decrease in the level of the DBIQ-OY Diversified TR™.

Net loss for the Three Months Ended September 30, 2011 was $693.1 million, resulting from $0.6 million of interest income, net realized gain of $31.7 million, net unrealized loss of $712.3 million and operating expenses of $13.1 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Fund Share Price Performance

For the Nine Months Ended September 30, 2011, the NYSE Arca market value of each Share decreased 6.53% from $27.55 per Share to $25.75 per Share. The Share price high and low for the Nine Months Ended September 30, 2011 and related change from the Share price on December 31, 2010 was as follows: Shares traded from a high of $31.92 per Share (+15.86%) on April 8, 2011, to a low of $25.75 per Share (-6.53%) on September 30, 2011.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2011, the net asset value of each Share decreased 5.98% from $27.57 per Share to $25.92 per Share. Falling futures contracts prices for aluminum, brent crude oil, wheat, zinc, copper Grade A, soybean, sugar, natural gas and silver were partially offset by higher futures contract prices for RBOB gasoline, corn, heating oil, gold and light crude oil during the Nine Months Ended September 30, 2011 contributing to an overall 5.92% decrease in the level of the DBIQ-OY Diversified TR™.

Net loss for the Nine Months Ended September 30, 2011 was $412.4 million, resulting from $3.4 million of interest income, net realized gain of $662.0 million, net unrealized loss of $1,038.5 million and operating expenses of $39.3 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,436,803,448	1.31%	$165,311,480	5

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,110,292,129	1.18%	$140,128,100	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2011 by market sector.

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

Zinc

The price of zinc is volatile and is affected by numerous factors. The price of zinc is primarily affected by the global demand for and supply of zinc. Demand for zinc is significantly influenced by the level of global industrial economic activity. The galvanized steel industrial sector is particularly important given that the use of zinc in the manufacture of galvanized steel accounts for approximately 50% of world-wide zinc demand. The galvanized steel sector is in turn heavily dependent on the automobile and construction sectors. An additional, but highly volatile component of demand, is adjustments to inventory in response to changes in economic activity and/or pricing levels. The supply of zinc concentrate (the raw material) has generally been dominated by China, Australia, North America and Latin America. The supply of zinc is also affected by current and previous price levels, which will influence investment decisions in new mines and smelters. It is not possible to predict the aggregate effect of all or any combination of these factors.

Copper

The price of copper is volatile. The price of copper is primarily affected by the global demand for and supply of copper. Demand for copper is significantly influenced by the level of global industrial economic activity. Industrial sectors which are particularly important include the electrical and construction sectors. In recent years demand has been supported by strong consumption from newly industrializing countries, which continue to be in a copper-intensive period of economic growth as they develop their infrastructure (such as China). An additional, but highly volatile, component of demand is adjustments to inventory in response to changes in economic activity and/or pricing levels. Apart from the United States, Canada and Australia, the majority of copper concentrate supply (the raw material) comes from outside the Organization for Economic Cooperation and Development countries. Chile is the largest producer of copper concentrate. In previous years, copper supply has been affected by strikes, financial problems, political turmoil and terrorist activity.

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

The Index is composed of 14 Index Commodities, of which 10 Index Commodities are subject to speculative position limits imposed by either the CFTC or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC proposed regulations in January 2011, or the Proposed Regulations, would, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Referenced Contracts subject to the 2011 Proposed Rules represent 75.125% of original base weights of the Index Commodities.

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]

Corn	CBOT (C)	600 – Spot Month 13,500 – Single Month 22,000 – All Months Combined

Soybeans	CBOT (S)	600 – Spot Month 6,500 – Single Month 10,000 – All Months Combined

Wheat	CBOT (W)	600 – Spot Month 5,000 – Single Month 6,500 – All Months Combined

Sugar #11	ICE US (SB)	5,000 – Spot Month

Light Sweet Crude Oil	NYMEX (CL)	3, 000 – Spot Month 10,000 – Single Month

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
20,000 – All Months Combined

Heating Oil	NYMEX (HO)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

Natural Gas	NYMEX (NG)	1,000 – Spot Month 6,000 – Single Month 12,000 –All Months Combined

Silver	COMEX (SI)	1,500 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined

RBOB Gasoline	NYMEX (XB)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

[1]	Legend:

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

(b) Not Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2011 and 2010:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2011	11,800,000	$28.30
Three Months Ended September 30, 2010	17,400,000	$22.22

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson Chief Executive Officer
Title:

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan Principal Financial Officer
Title:

Dated: November 7, 2011

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition - September 30, 2011 (unaudited) and December 31, 2010, (ii) the Unaudited Schedule of Investments - September 30, 2011, (iii) the Schedule of Investments - December 31, 2010, (iv) the Unaudited Statements of Income and Expenses - Three Months Ended September 30, 2011 and 2010 and Nine Months Ended September 30, 2011 and 2010, (v) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2011, (vi) the Unaudited Statements of Changes in Shareholders’ Equity - Three Months Ended September 30, 2010, (vii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2011, (viii) the Unaudited Statements of Changes in Shareholders’ Equity - Nine Months Ended September 30, 2010, (ix) the Unaudited Statements of Cash Flows - Nine Months Ended September 30, 2011 and 2010, and (x) Notes to Unaudited Financial Statements.

E-1