Form 10-K
period 2011-12-31
PowerShares DB Commodity Index Tracking Fund
filed 2012-02-28
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $5,988,928,000

Number of Common Units of Beneficial Interest outstanding as of February 17, 2012: 216,400,000

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

Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”).

From May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index are identical to the Index. The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s Commodity Broker as margin.

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract that is a part of the Index, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index. Please see http://dbfunds.db.com/dbc/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbc/index.aspx with respect to the composition of the Index on the Base Date.

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $5,460,554,245 (or 99.80%) and $5,110,292,129 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $425,657,099 (or 7.80%) and $330,490,820 (or 6.47%), of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of December 31, 2011 and 2010, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor does not approve, endorse or recommend the Fund or the Managing Owner.

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

1

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2011:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	13.56
Heating Oil	12.36
RBOB Gasoline	12.50
Natural Gas	4.82
Brent Crude	12.47
Gold	7.37
Silver	1.68
Aluminum	4.17
Zinc	4.06
Copper Grade A	4.30
Corn	5.69
Wheat	5.71
Soybeans	5.86
Sugar	5.45

Closing Level as of December 31, 2011	100.00

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

The DBIQ Optimum Yield Diversified Commodity Index™ is calculated in USD on both an excess return (unfunded) and total return (funded) basis.

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

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2012, and the Delivery Month of the Index Commodity futures contract currently in the Index is November 2012, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2012 and the Delivery Month of an Index Commodity futures contract currently in the Index is November 2012, the Delivery Month of an eligible new Index Commodity futures contract must be between December 2012 and October 2013. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the futures contract selection, the monthly roll for each Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the 2nd and 6th Index Business Day of the month.

On each day during the roll period, new notional holdings are calculated. The calculations for the futures contracts on the old Index Commodities that are leaving the Index and the futures contracts on the new Index Commodities are then calculated.

On all days that are not monthly index roll days, the notional holdings of each Index Commodity future remains constant.

The Index is re-weighted on an annual basis on the 6th Index Business Day of each November.

The calculation of the Index is expressed as the weighted average return of the Index Commodities.

General

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and aspects of the Index. Any use of these trademarks must be with the consent of or under license from the Index Sponsor. The Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Fund and the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

A patent application directed to the creation and operation of the Fund is pending at the United States Patent and Trademark Office.

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

The Managing Owner

The Managing Owner was formed on May 23, 2005. The Managing Owner is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund. The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and has been managing such investment vehicles since January 2006. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade3 for the Years Ended December 31, 2011, 2010 and 2009.

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

2	From July 12, 2006 through January 3, 2010, the Management Fee payable by the Fund was 0.75% per annum of the daily net asset value of the Fund. Effective January 4, 2010, the Management Fee payable by the Fund was increased from 0.75% to 0.85% per annum of the daily net asset value of the Fund.
3	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index, over time, through the Fund’s portfolio of exchange-traded futures contracts on the Index Commodities. The value of the Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the Index Commodities may fluctuate widely. Several factors may affect the prices of the Index Commodities, including, but not limited to:

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

Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Basket at a discount to the public trading price of the Shares or can redeem a Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Share closely over time.

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the below table lists the trading hours for each of the Index Commodities which trade on the futures exchange set forth in the table:

Index Commodity	Exchange[1]	Trading Hours[2]
Corn
Soybeans	CBOT	10:30 am – 2:15 pm
Wheat
Sugar #11	ICE US	3:30 am – 2:00 pm
Aluminum	LME	6:55 am – 7:00 am 7:55 am – 8:00 am 8:20 am – 9:45 am 10:15 am –10:20 am 10:55 am –11:00 am 11:15 am –12:00 pm
Copper – Grade A	LME	7:00 am – 7:05 am 7:30 am – 7:35 am 8:20 am – 9:45 am 10:10 am –10:15 am 10:50 am –10:55 am 11:15 am –11:55 am
Zinc	LME	7:10 am – 7:15 am 7:50 am – 7:55 am 8:20 am – 9:45 am 10:05 am –10:10 am 10:45 am –10:50 am 11:15 am –11:50 am
Light Sweet Crude Oil (WTI)	NYMEX	9:00 am – 2:30 pm

Heating Oil
Natural Gas
RBOB
Brent Crude Oil	ICE EUR	8:00 pm – 6:00 pm3
Silver	COMEX	8:25 am – 1:25 pm
Gold	COMEX	8:20 am – 1:30 pm

Legend:

1	“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

“ICE US” means ICE Futures U.S., Inc. or its successor (formerly traded on NYBOT, or Board of Trade of the City of New York, Inc. or its successor.)

“LME” means The London Metal Exchange Limited or its successor.

“NYMEX” means the New York Mercantile Exchange or its successor.

“ICE EUR” means ICE Futures Europe, or its successor.

“COMEX” means the Commodity Exchange Inc., New York or its successor.

2	All trading hours are as of Eastern Standard Time. All trading occurs on Monday – Friday, unless otherwise specified.
3	Trading occurs on Sunday – Friday and ends on the next day.

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

The Index is composed of 14 Index Commodities, of which 10 Index Commodities are subject to speculative position limits imposed by either the CFTC or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC adopted final regulations on October 18, 2011, or the Regulations, which, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Referenced Contracts subject to the 2011 Proposed Rules represent 75.125% of original base weights of the Index Commodities. The Regulations will go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act.

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

Exchanges may also establish accountability levels applicable to futures contracts. An exchange may order a person who holds or controls aggregate positions in excess of specified position accountability levels not to further increase the positions, to comply with any prospective limit which exceeds the size of the position owned or controlled, or to reduce any open position which exceeds position accountability levels if the exchange determines that such action is necessary to maintain an orderly market. Under current regulations, subject to any relevant exemptions, traders, such as the Fund, may not exceed speculative position limits, either individually or in the aggregate with other persons with whom they are under common control or ownership. Under the Regulations, the CFTC would require certain persons to aggregate exchange listed futures and economically equivalent swap positions owned or controlled by such persons.

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Corn	CBOT (C)	600 – Spot Month 13,500 – Single Month 22,000 – All Months Combined
Soybeans	CBOT (S)	600 – Spot Month 6,500 – Single Month 10,000 – All Months Combined
Wheat	CBOT (W)	600 – Spot Month 5,000 – Single Month 6,500 – All Months Combined
Sugar #11	ICE US (SB)	5,000 – Spot Month
Light Sweet Crude Oil	NYMEX (CL)	3, 000 – Spot Month 10,000 – Single Month 20,000 – All Months Combined
Heating Oil	NYMEX (HO)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined
Natural Gas	NYMEX (NG)	1,000 – Spot Month 6,000 – Single Month 12,000 – All Months Combined
Silver	COMEX (SI)	1,500 – Spot Month 6,000 – Single Month 6,000 – All Months Combined
Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined
RBOB Gasoline	NYMEX (CL)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

Legend:

1	“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

“ICE US” means ICE Futures U.S., Inc. or its successor.

“NYMEX” means the New York Mercantile Exchange or its successor.

“COMEX” means the Commodity Exchange Inc., New York or its successor.

2	Subject to any additional limitations on an exchange-by-exchange basis, as applicable.

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

Under the Regulations, the CFTC is required to, among other things, establish speculative position limits on exchange listed futures and options on physical commodities (including certain energy, metals and agricultural products) and economically equivalent over-the-counter derivatives. The Regulations also require the CFTC to establish aggregate position limits for contracts based on the same underlying commodity, including certain contracts traded on non-U.S. exchanges. Depending on the outcome of any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund. For example, if the amended rules are detrimental to the Fund, its ability to issue new Baskets, or reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be limited to the extent these activities would cause the Fund to exceed the applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares in the Fund trading at a premium or discount to net asset value of the Fund.

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

The Shares Are a Relatively New Securities Product and Their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	16.28%
Average rolling 3 month daily volatility	15.46%
Monthly return volatility	19.18%
Average annual volatility	15.39%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1997**	8.07%
1998	11.88%
1999	12.78%
2000	14.74%
2001	13.40%
2002	12.37%
2003	13.74%
2004	15.93%
2005	14.71%
2006	16.30%
2007	13.96%
2008	28.39%
2009	22.08%
2010	15.50%
2011***	17.04%

*	Volatility, for these purposes, means the following:

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

**	As of September 3, 1997.

***	As of December 31, 2011.

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.85% per annum. Additional charges include brokerage fees of approximately 0.08% per annum in the aggregate and selling commissions. The Fund is expected to earn interest income at an annual rate of 0.075% per annum, based upon the yield on 3-month U.S. Treasury bills as of February 17, 2011. Because the Fund’s current interest income does not exceed its fees and expenses (other than selling commissions), the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses (other than selling commissions) in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund is a relatively new type of investment vehicle. They compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

“Backwardation” or “Contango” in the Market Prices of the Index Commodities Will Affect the Value of Your Shares.

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2012 may specify an October 2012 expiration. As that contract nears expiration, it may be replaced by selling the October 2012 contract and purchasing the contract expiring in December 2012. This process is referred to as “rolling.” Historically, the prices of Light Sweet Crude Oil and Heating Oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2012 contract would take place at a price that is higher than the price at which the December 2012 contract is purchased, thereby creating a gain in connection with rolling. While Light Sweet Crude Oil and Heating Oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in Light Sweet Crude Oil and Heating Oil will adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares of the Fund traded on the NYSE Alternext from February 3, 2006 to November 25, 2008 and have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBC.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2011	$30.51	$27.12
June 30, 2011	$31.92	$28.25
September 30, 2011	$30.84	$25.75
December 31, 2011	$28.54	$25.57

Quarter ended	High	Low
March 31, 2010	$25.72	$22.38
June 30, 2010	$24.70	$21.25
September 30, 2010	$24.11	$21.20
December 31, 2010	$27.55	$24.08

Holders

As of December 31, 2011, the Fund had 286,644 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2011 or for the Year Ended December 31, 2010.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Non-Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2011	40,200,000	$27.89
Year Ended December 31, 2010	38,400,000	$22.79
Year Ended December 31, 2009	8,000,000	$21.81

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2011, 2010, 2009, 2008 and 2007 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
Interest Income	$3,659,156	$5,081,450	$3,427,808	$35,937,704	$46,678,838
Net investment income (loss)	$(47,459,748)	$(34,384,042)	$(18,760,783)	$20,224,319	$38,609,893
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(185,636,878)	$541,672,525	$499,850,835	$(456,010,180)	$291,658,800
Net Income (Loss)	$(233,096,626)	$507,288,483	$481,090,052	$(435,785,861)	$330,268,693
Net Income (Loss) per Share	$(0.74)	$2.92	$3.23	$(9.70)	$7.67
Distribution per Share	$—	$—	$—	$0.34	$0.76
Net increase (decrease) in unrestricted cash	$473,125,817	$(190,650,013)	$(1,471,361,635)	$1,713,943,642	$(42,580,605)

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008	As of December 31, 2007
Total Assets	$5,471,285,121	$5,110,292,129	$4,390,954,240	$1,199,952,828	$1,748,716,168
Shares NAV	$26.83	$27.57	$24.65	$21.42	$31.46
General Shares NAV	$26.83	$27.58	$24.65	$21.43	$31.48

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended June 30, 2011	For the Three Months Ended September 30, 2011	For the Three Months Ended December 31, 2011
Interest Income (loss)	$1,777,985	$1,070,716	$567,628	$242,827
Net investment income (loss)	$(11,075,379)	$(12,297,351)	$(12,541,638)	$(11,545,380)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$598,208,725	$(294,134,602)	$(680,594,285)	$190,883,284
Net Income/(loss)	$587,133,346	$(306,431,953)	$(693,135,923)	$179,337,904
Increase/(decrease) in Net Asset Value	$1,290,095,562	$(367,367,645)	$(597,236,219)	$35,114,944
Net Income (loss) per Share	$3.01	$(1.42)	$(3.24)	$0.91

	For the Three Months Ended March 31, 2010	For the Three Months Ended June 30, 2010	For the Three Months Ended September 30, 2010	For the Three Months Ended December 31, 2010
Interest Income (loss)	$709,492	$1,498,828	$1,461,215	$1,411,915
Net investment income (loss)	$(8,783,821)	$(8,690,226)	$(7,926,969)	$(8,983,026)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(173,377,658)	$(383,721,539)	$458,649,574	$640,122,148
Net Income/(loss)	$(182,161,479)	$(392,411,765)	$450,722,605	$631,139,122
Increase/(decrease) in Net Asset Value	$298,502,211	$(376,129,829	$104,519,373	$691,929,727
Net Income (loss) per Share	$(1.05)	$(1.92)	$2.42	$3.47

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”).

From May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking the Index. The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”).

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract that is a part of the Index, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index. Please see http://dbfunds.db.com/dbc/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbc/index.aspx with respect to the composition of the Index on the Base Date.

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and the Index. The Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. The Index Sponsor is an affiliate of the Fund and the Managing Owner.

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

Performance Summary

This Report covers the three months ended December 31, 2011, 2010 and 2009 ((herein referred to as the “Three Months Ended December 31, 2011”, the “Three Months Ended December 31, 2010” and the “Three Months Ended December 31, 2009”, respectively), and the years ended December 31, 2011, 2010 and 2009 (herein referred to as the “Year Ended December 31, 2011”, the “Year Ended December 31, 2010” and the “Year Ended December 31, 2009”, respectively).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The DBIQ Optimum Yield Diversified Commodity Index Total Return ™, (the “DBIQ-OY Diversified TR™”) and the Deutsche Bank Liquid Commodity Index Optimum Yield Diversified Total Return™ (the “DBLCI Diversified TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. (Because the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity-Index Optimum Yield Excess Return™ (“DBLCI-OY ER™”) to October 19, 2009, references to the DBLCI-OY TR™ and the DBLCI Diversified TR™ have been included). Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Total Return™, or DBLCI–OY Diversified TR™, consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011, Summary of the DBLCI-OY TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010 and Summary of the DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009 and the Year Ended December 31, 2009” below provides an overview of the changes in the closing levels of DBIQ–OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBLCI-OYTR™ or the DBLCI–OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2011 and the Year Ended December 31, 2011, Summary of the DBLCI-OY TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2010 and the Year Ended December 31, 2010 and Summary of the DBLCI-OYTR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2009 and the Year Ended December 31, 2009

	AGGREGATE RETURNS
Underlying Index	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2009
DB Crude Oil Indices	22.94%	11.10%	10.47%	10.47%
DB Heating Oil Indices	7.01%	10.37%	9.21%	9.21%
DB Aluminum Indices	-6.51%	4.23%	15.57%	15.57%
DB Gold Indices	-3.53%	8.45%	8.53%	8.53%
DB Corn Indices	5.82%	20.10%	13.62%	13.62%
DB Wheat Indices	1.41%	16.77%	12.48%	12.48%
RBOB Gasoline Indices	3.50%	12.34%	11.26%	N/A
Natural Gas Indices	-22.33%	2.73%	-7.10%	N/A
Brent Crude Indices	8.40%	14.41%	9.59%	N/A
Silver Indices	-7.07%	41.59%	1.05%	N/A
Zinc Indices	-1.82%	10.63%	29.32%	N/A
Copper Grade A Indices	8.01%	20.02%	19.56%	N/A
Soybeans Indices	0.57%	19.19%	9.25%	N/A

Sugar Indices	-5.25%	31.44%	2.01%	N/A

AGGREGATE RETURNS	3.75%	14.25%	10.08%	11.31%

	AGGREGATE RETURNS*
Underlying Index	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2009
DB Crude Oil Indices	2.02%	3.34%	36.28%	36.28%
DB Heating Oil Indices	10.06%	8.13%	15.44%	15.44%
DB Aluminum Indices	-20.09%	6.20%	32.58%	32.58%
DB Gold Indices	9.48%	28.92%	22.95%	22.95%
DB Corn Indices	11.61%	35.22%	-13.32%	-13.32%
DB Wheat Indices	-31.47%	16.01%	-21.84%	-21.84%
RBOB Gasoline Indices	9.96%	9.92%	51.86%	N/A
Natural Gas Indices	-37.60%	-35.37%	-44.29%	N/A
Brent Crude Indices	10.59%	13.98%	29.09%	N/A
Silver Indices	-10.24%	82.53%	48.75%	N/A
Zinc Indices	-26.87%	-7.41%	97.61%	N/A
Copper Grade A Indices	-19.51%	29.82%	133.81%	N/A
Soybeans Indices	-9.34%	30.19%	0.73%	N/A
Sugar Indices	-10.47%	1.29%	63.01%	N/A

AGGREGATE RETURNS	-2.39%	11.93%	27.87%	16.15%

*	During the period from October 19, 2009 to December 31, 2010, the Fund tracked the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™. During this same period, the Fund did not track the changes in closing levels of DBLCI–OY ER™.

If the Fund’s interest income from its holdings of fixed income securities were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund is expected to outperform the DBIQ–OY Diversified ER™ (the DBLCI OYER™ prior to October 19, 2009) and underperform the DBIQ–OY Diversified TR™ (the DBLCI OYTR™ prior to October 19, 2009). The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ-OY Diversified TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from a hypothetical basket of fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. If the Fund’s interest income from its holdings of fixed-income securities exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index (or prior to October 19, 2009, the DBLCI OYER™). The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Indexes.

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

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The financial statements of the Fund include the consolidated financial statements of the Fund and Master Fund when applicable. As described above, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Master Fund for 2009. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $(109.8) million, $(402.2) million and $(4,179.0) million during the Years Ended December 31, 2011, 2010 and 2009, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2011, $23,184.0 million was paid to purchase United States Treasury Obligations and $22,365.2 million was received from sales and maturing contracts. During the Year Ended December 31, 2010, $16,965.7 million was paid to purchase United States Treasury Obligations and $16,390.1 million was received from sales and maturing contracts. During the Year Ended December 31, 2009, $11,955.5 million was paid to purchase United States Treasury Obligations and $8,225.2 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $939.7 million, increased by $342.1 million and increased by $910.2 million during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $583.0 million, $211.5 million and $2,707.6 million during the Years Ended December 31, 2011, 2010 and 2009, respectively. This included $1,714.8 million, $1,086.6 million and $2,882.1 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2011, 2010 and 2009, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009 AND FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not Index Commodities as proxies for the Index Commodities. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not the Index Commodities as proxies for the Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE YEARS ENDED

DECEMBER 31, 2011, 2010 AND 2009, AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010, AND 2009

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

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends Below

Additional Legends

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”).

From May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”). The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. Therefore, with respect to the above graphs For the Years Ended December 31, 2011 and December 31, 2010, DBLCIX reflects DBIQ-OY Diversified Commodity Index Excess Return™. With respect to the above graph For the Year Ended December 31, 2009, DBLCIX reflects Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ from January 1, 2009 to the close of business on October 16, 2009, and DBLCIX reflects Deutsche Bank Liquid Commodity Index–Optimum Yield Diversified Excess Return™ from October 19, 2009 to the close of business on December 31, 2009.

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

SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Year Ended December 31, 2011, the NYSE Arca market value of each Share decreased 2.58% from $27.55 per Share to $26.84 per Share. The Share price high and low for the Year Ended December 31, 2011 and related change from the Share price from December 31, 2010 was as follows: Shares traded from a high of $31.92 per Share (+15.86%) on April 8, 2011 to a low of $25.57 per Share (-7.19%) on October 4, 2011. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a market value basis, was -2.58%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2011, the net asset value of each Share decreased 2.68% from $27.57 per Share to $26.83 per Share. Falling prices in futures contracts prices for Copper, Sugar, Soybean, Aluminum, Silver, Wheat, Natural Gas and Zinc during the Year Ended December 31, 2011 more than offset appreciation for RBOB Gasoline, Crude Oil, Brent Crude, Gold, Heating Oil and Corn during that same period, contributing to an overall 2.39% decrease in the level of the DBIQ–OY Diversified TR™.4 No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -2.68%.

Net loss for the Year Ended December 31, 2011 was $233.0 million, resulting from $3.7 million of interest income, net realized gains of $754.1 million, net unrealized losses of $939.7 million and operating expenses of $51.1 million.

For the Year Ended December 31, 2010, the net asset value of each Share increased 11.85% from $24.65 per Share to $27.57 per Share. Appreciation in futures contracts prices for Copper, Sugar, RBOB Gasoline, Silver, Crude Oil, Brent Crude, Aluminum, Gold, Heating Oil, Wheat and Corn during the Year Ended December 31, 2010 more than offset falling prices for Natural Gas and Zinc during that same period, contributing to an overall 11.93% increase in the level of the DBLCI–OY Diversified TR™.4 No distributions were paid to Shareholders during the Year Ended December 31, 2010. Therefore, the total return for the Fund on a net asset value basis was 11.85%.

Net income for the Year Ended December 31, 2010 was $507.3 million, resulting from $5.1 million of interest income, net realized gains of $199.6 million, net unrealized gains of $342.1 million and operating expenses of $39.5 million.

For the Year Ended December 31, 2009, the net asset value of each Share increased 15.08% from $21.42 per Share to $24.65 per Share. Appreciation in futures contracts prices for Copper, Zinc, Sugar, RBOB Gasoline, Silver, Crude Oil, Brent Crude, Aluminum, Gold and Heating Oil during the Year Ended December 31, 2009 more than offset falling prices for Natural Gas, Wheat and Corn during that same period, contributing to an overall 27.87% increase in the level of the DBLCI–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2009. Therefore, the total return for the Fund on a net asset value basis was 15.08%.

4	From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Diversified Excess Return™.

Net income for the Year Ended December 31, 2009 was $481.1 million, resulting from $3.4 million of interest income, net realized losses of $410.3 million, net unrealized gains of $910.2 million and operating expenses of $22.2 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2011, 2010 AND 2009

Fund Share Price Performance

For the Three Months Ended December 31, 2011, the NYSE Arca market value of each Share increased 4.23% from $25.75 per Share to $26.84 per Share. The Share price low and high for the Three Months Ended December 31, 2011 and related change from the Share price on September 30, 2011 was as follows: Shares traded from a low of $25.57 per Share (-0.70%) on October 4, 2011 to a high of $28.54 per Share (+10.83%) on November 8, 2011. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a market value basis, was 4.23%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2011, the net asset value of each Share increased 3.51% from $25.92 per Share to $26.83 per Share. Appreciation in futures contracts prices for Copper, Corn, RBOB Gasoline, Crude Oil, Brent Crude, Wheat, Soybeans, and Heating Oil during the Three Months Ended December 31, 2011 more than offset falling futures contract prices for Zinc, Aluminum, Gold, Natural Gas, Silver and Sugar contributing to an overall 3.75% increase in the level of the DBLCI–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a net asset value basis, was 3.51%.

Net income for the Three Months Ended December 31, 2011 was $179.3 million, resulting from $0.2 million of interest income, net realized gains of $92.2 million, net unrealized gains of $98.7 million and operating expenses of $11.8 million.

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

5	As more fully detailed above, from May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™. Commencing October 19, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Diversified Excess Return™.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,471,285,121	1.31%	$167,938,883	2

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2010.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,110,292,129	1.18%	$140,128,100	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2011 by market sector.

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

We, Hans Ephraimson, Chief Executive Officer, and Michael Gilligan, Principal Financial Officer of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2011.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 39 of the Fund’s Annual Report on Form 10-K.

By:	/S/ HANS EPHRAIMSON
Name:	Hans Ephraimson
Title:	Chief Executive Officer of
the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Principal Financial Officer
of the Managing Owner

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Commodity Index Tracking Fund:

We have audited PowerShares DB Commodity Index Tracking Fund’s (the Fund) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, PowerShares DB Commodity Index Tracking Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of financial condition, including the schedules of investments, of PowerShares DB Commodity Index Tracking Fund as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
New York, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC, and

The Shareholders of PowerShares DB Commodity Index Tracking Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of PowerShares DB Commodity Index Tracking Fund (the Fund) as of December 31, 2011 and 2010, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Commodity Index Tracking Fund as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PowerShares DB Commodity Index Tracking Fund’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Fund’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 28, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $5,311,724,492 and $4,489,205,023 respectively)	$5,311,719,979	$4,489,390,393
Cash held by broker (restricted $0 and $5,640,739, respectively)	525,057,810	57,572,732
Net unrealized appreciation (depreciation) on futures contracts	(376,223,544)	563,328,004

Deposits with broker	5,460,554,245	5,110,291,129

Receivable for shares issued	10,730,876	—
Other assets	—	1,000

Total assets	$5,471,285,121	$5,110,292,129

Liabilities
Management fee payable	$3,900,692	$3,507,183
Brokerage fee payable	1,860	9,019

Total liabilities	3,902,552	3,516,202

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of
December 31, 2011 and 2010, respectively	1,000	1,000
Accumulated earnings (deficit)	73	103

Total General shares	1,073	1,103

Shares:
Paid in capital - 203,800,000 and 185,200,000 redeemable Shares issued
and outstanding as of December 31, 2011 and 2010, respectively	4,872,481,564	4,278,778,296
Accumulated earnings (deficit)	594,899,932	827,996,528

Total Shares	5,467,381,496	5,106,774,824

Total shareholders’ equity	5,467,382,569	5,106,775,927

Total liabilities and equity	$5,471,285,121	$5,110,292,129

Net asset value per share
General shares	$26.83	$27.58
Shares	$26.83	$27.57

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2011

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due January 5, 2012	24.91%	$1,361,998,638	$1,362,000,000
U.S. Treasury Bills, 0.01% due January 12, 2012	2.68	146,499,560	146,500,000
U.S. Treasury Bills, 0.025% due January 19, 2012	4.75	259,998,700	260,000,000
U.S. Treasury Bills, 0.015% due January 26, 2012	15.81	864,293,950	864,300,000
U.S. Treasury Bills, 0.01% due February 2, 2012	9.79	534,995,185	535,000,000
U.S. Treasury Bills, 0.01% due February 16, 2012	3.95	215,997,408	216,000,000
U.S. Treasury Bills, 0.015% due February 23, 2012	4.94	269,995,140	270,000,000
U.S. Treasury Bills, 0.03% due March 1, 2012	5.21	284,992,875	285,000,000
U.S. Treasury Bills, 0.005% due March 8, 2012	3.18	173,994,432	174,000,000
U.S. Treasury Bills, 0.01% due March 15, 2012	6.80	371,986,980	372,000,000
U.S. Treasury Bills, 0.005% due March 22, 2012	3.75	204,993,235	205,000,000
U.S. Treasury Bills, 0.025% due March 29, 2012	11.38	621,973,876	622,000,000

Total United States Treasury Obligations (cost $5,311,724,492)	97.15%	$5,311,719,979

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (4,467 contracts, settlement date September 17, 2012)	(0.76)%	$(41,458,506)
Brent Crude (6,473 contracts, settlement date February 14, 2012)	0.24	12,808,900
Copper (1,256 contracts, settlement date March 19, 2012)	(1.02)	(55,719,025)
Corn (3,323 contracts, settlement date March 14, 2012)	0.06	3,252,000
Corn (7,105 contracts, settlement date December 14, 2012)	(0.14)	(7,618,388)
Gold (2,611 contracts, settlement date February 27, 2012)	(0.54)	(29,505,740)
Heating Oil (5,738 contracts, settlement date May 31, 2012)	(0.67)	(36,513,943)
Natural Gas (8,045 contracts, settlement date September 26, 2012)	(1.48)	(80,821,700)
RBOB Gasoline (6,652 contracts, settlement date November 30, 2012)	(0.17)	(9,328,532)
Red Wheat (3,574 contracts, settlement date July 13, 2012)	(0.12)	(6,821,963)
Red Wheat (399 contracts, settlement date December 14, 2012)	0.00	78,725
Silver (666 contracts, settlement date December 27, 2012)	(0.38)	(21,023,215)
Soybeans (3,420 contracts, settlement date November 14, 2012)	0.07	3,854,150
Soybeans (1,967 contracts, settlement date January 14, 2013)	0.08	4,554,088
Sugar (11,967 contracts, settlement date June 29, 2012)	(0.23)	(12,498,528)
Wheat (3,448 contracts, settlement date July 13, 2012)	(0.63)	(34,172,237)
Wheat (1,034 contracts, settlement date December 14, 2012)	(0.02)	(1,342,712)
WTI Crude (7,568 contracts, settlement date June 20, 2012)	(0.38)	(20,883,030)
Zinc (4,819 contracts, settlement date July 16, 2012)	(0.79)	(43,063,888)

Net Unrealized Depreciation on Futures Contracts	(6.88)%	$(376,223,544)

Net unrealized depreciation is comprised of unrealized losses of $417,574,520 and unrealized gains of $41,350,976.

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

PowerShares DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Income
Interest Income	$3,659,156	$5,081,450	$3,427,808

Expenses
Management Fee	49,989,842	38,197,079	20,523,877
Brokerage Commissions and Fees	1,129,062	1,268,413	1,664,714

Total Expenses	51,118,904	39,465,492	22,188,591

Net investment income (loss)	(47,459,748)	(34,384,042)	(18,760,783)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Futures and Foreign Currency Translation

Net Realized Gain (Loss) on
United States Treasury Obligations	69,300	(982)	(13,235)
Futures	754,035,253	199,582,317	(410,314,560)
Foreign Currency Translation	—	(19,555)	—

Net realized gain (loss)	754,104,553	199,561,780	(410,327,795)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(189,883)	109,485	66,127
Futures	(939,551,548)	342,001,260	910,112,503

Net change in unrealized gain (loss)	(939,741,431)	342,110,745	910,178,630

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations, Futures and Foreign Currency Translation	(185,636,878)	541,672,525	499,850,835

Net Income (Loss)	$(233,096,626)	$507,288,483	$481,090,052

Less: net income attributed to the non-controlling interest in subsidiary - related party	—	(117)	(129)

Net Income (Loss) Attributable to PowerShares DB Commodity Index Tracking Fund	$(233,096,626)	$507,288,366	$481,089,923

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares				Shares

	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2011	40	$1,000	$103	$1,103	185,200,000	$4,278,778,296	$827,996,528	$5,106,774,824	$5,106,775,927
Sale of Shares					58,800,000	1,714,838,522		1,714,838,522	1,714,838,522
Redemption of Shares					(40,200,000)	(1,121,135,254)		(1,121,135,254)	(1,121,135,254)
Net Income (Loss)
Net investment income (loss)			(6)	(6)			(47,459,742)	(47,459,742)	(47,459,748)
Net realized gain (loss) on United States Treasury Obligations and Futures			97	97			754,104,456	754,104,456	754,104,553
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(121)	(121)			(939,741,310)	(939,741,310)	(939,741,431)

Net Income (Loss)			(30)	(30)			(233,096,596)	(233,096,596)	(233,096,626)

Balance at December 31, 2011	40	$1,000	$73	$1,073	203,800,000	$4,872,481,564	$594,899,932	$5,467,381,496	$5,467,382,569

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2010

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2010	40	$1,000	$(14)	$986	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,953,459	$986	$4,387,954,445
Sale of Shares					45,600,000	1,086,574,324		1,086,574,324	1,086,574,324		1,086,574,324
Redemption of Shares					(38,400,000)	(875,040,222)		(875,040,222)	(875,040,222)		(875,040,222)
Net Income (Loss)
Net investment income (loss)			(8)	(8)			(34,384,026)	(34,384,026)	(34,384,034)	(8)	(34,384,042)
Net realized gain (loss) on United States Treasury Obligations Futures and Foreign Currency Translation			46	46			199,561,688	199,561,688	199,561,734	46	199,561,780
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			79	79			342,110,587	342,110,587	342,110,666	79	342,110,745

Net Income (Loss)			117	117			507,288,249	507,288,249	507,288,366	117	507,288,483

Redemption of non-controlling interest			—	—			—	—	—	(1,103)	(1,103)

Balance at December 31, 2010	40	$1,000	$103	$1,103	185,200,000	$4,278,778,296	$827,996,528	$5,106,774,824	$5,106,775,927	$—	$5,106,775,927

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2009

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance at January 1, 2009	40	$1,000	$(143)	$857	56,000,000	$1,359,626,738	$(160,381,515)	$1,199,245,223	$1,199,246,080	$857	$1,199,246,937
Sale of Shares					130,000,000	2,882,078,200		2,882,078,200	2,882,078,200		2,882,078,200
Redemption of Shares					(8,000,000)	(174,460,744)		(174,460,744)	(174,460,744)		(174,460,744)
Net Income (Loss)
Net investment income			(7)	(7)			(18,760,769)	(18,760,769)	(18,760,776)	(7)	(18,760,783)
Net realized loss on United States Treasury Obligations and Futures			(155)	(155)			(410,327,485)	(410,327,485)	(410,327,640)	(155)	(410,327,795)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			291	291			910,178,048	910,178,048	910,178,339	291	910,178,630

Net Income (Loss)			129	129			481,089,794	481,089,794	481,089,923	129	481,090,052

Balance at December 31, 2009	40	$1,000	$(14)	$986	178,000,000	$4,067,244,194	$320,708,279	$4,387,952,473	$4,387,953,459	$986	$4,387,954,445

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net Income (Loss)	$(233,096,626)	$507,288,483	$481,090,052
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(23,183,942,035)	(16,965,659,067)	(11,955,501,698)
Proceeds from securities sold and matured	22,365,188,660	16,390,107,464	8,225,164,456
Net accretion of discount on United States Treasury Obligations	(3,696,794)	(5,110,637)	(3,435,572)
Net realized (gain) loss on United States Treasury Obligations	(69,300)	982	13,235
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	939,741,431	(342,110,745)	(910,178,630)
(Increase) decrease in restricted cash	5,640,739	12,784,100	(18,424,838)
Change in operating receivables and liabilities:
Other assets	1,000	—	—
Payable to broker	—	(298,202)	298,202
Management fee payable	393,509	821,590	1,995,612
Brokerage fee payable	(7,159)	(6,981)	90

Net cash provided by (used for) operating activities	(109,846,575)	(402,183,013)	(4,178,979,091)

Cash flows from financing activities:
Proceeds from sale of Shares	1,714,838,522	1,086,574,324	2,882,078,200
Receivable for Shares issued	(10,730,876)	—	—
Redemption of Shares	(1,121,135,254)	(875,040,222)	(174,460,744)
Redemption of non-controlling interest	—	(1,103)	—

Net cash provided by (used for) financing activities	582,972,392	211,532,999	2,707,617,456

Net change in cash held by broker	473,125,817	(190,650,014)	(1,471,361,635)
Unrestricted Cash held by broker at beginning of period	51,931,993	242,582,007	1,713,943,642

Unrestricted Cash held by broker at end of period	$525,057,810	$51,931,993	$242,582,007

See accompanying notes to financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements

December 31, 2011

(1) Organization

PowerShares DB Commodity Index Tracking Fund (the “Fund) was formed as a Delaware statutory trust on May 23, 2005. DB Commodity Services LLC, a Delaware Limited Liability Company (“DBCS” or the “Managing Owner”), seeded the Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund. The Fund was originally named “DB Commodity Index Tracking Fund”. The Fund changed its name to “PowerShares DB Commodity Index Tracking Fund” effective August 10, 2006. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Second Amended and Restated Declaration of Trust and Trust Agreement of the Fund (the “Trust Agreement”).

The Fund was originally formed as a master-feeder structure. Prior to the close of business on December 31, 2010, the master-feeder structure was collapsed. As a result of the collapse of the master-feeder structure, on December 31, 2010, the Managing Owner’s and the Fund’s interests in the DB Commodity Master Fund (the “Master Fund”) were redeemed for all assets and liabilities held by the Master Fund. Hereafter, all references to the Fund either represent the structure in place as of December 31, 2010 or the structure in place prior to such date whereby the financial statements reflect the consolidation of the Fund and the Master Fund. The collapse of the master-feeder structure had no impact on a Shareholder’s net asset value or the results of operations for the Fund.

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

This Report covers the years ended December 31, 2011, 2010 and 2009 (herein referred to, as the “Year Ended December 31, 2011”, the “Year Ended December 31, 2010” and the “Year Ended December 31, 2009”, respectively).

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Diversified Commodity Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

The Index is intended to reflect the change in market value of the commodity sector. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). From May 24, 2006 to October 16, 2009, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The commodities comprising the Deutsche Bank Liquid Commodity Index—Optimum Yield Excess Return™ are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn and Wheat. From October 19, 2009 to December 31, 2010, the Fund invested with a view to tracking changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index-Optimum Yield Diversified Excess Return™ (the “Interim Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. After December 31, 2010, the Fund commenced tracking DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”). The Fund’s Interim Index is identical to the Index except with respect to the following non-substantive changes: (i) name of Index, and (ii) inception date of Index for Commodity Futures Trading Commission (the “CFTC”) purposes. Except as provided in the immediately preceding sentence, all prior underlying formulae, data (e.g., closing levels, measure of volatility, all other numerical statistics and measures) and all other characteristics (e.g., Base Date, Index Sponsor, rolling, etc.) with respect to the Interim Index is identical to the Index. Please see http://dbfunds.db.com/dbc/weights.aspx with respect to the most recently available weighted composition of the Fund and http://dbfunds.db.com/dbc/index.aspx with respect to the composition of the Index on the Base Date.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

The Fund does not employ leverage. As of December 31, 2011 and 2010, the Fund had $5,460,554,245 (or 99.80%) and $5,110,291,129 (or 100%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $425,657,099 (or 7.80%) and $330,490,820 (or 6.47%) of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of December 31, 2011 and 2010, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2011 and 2010 for details of the Fund’s portfolio holdings.

DBIQ™, DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trademarks of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to the Fund and aspects of the Index. The Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademarks. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $49,989,842, of which $3,900,692 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred Management Fees of $38,197,079, of which $3,507,183 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred Management Fees of $20,523,877.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2011, the Fund incurred brokerage fees of $1,129,062, of which $1,860 was payable at December 31, 2011. During the Year Ended December 31, 2010, the Fund incurred brokerage fees of $1,268,413, of which $9,019 was payable at December 31, 2010. During the Year Ended December 31, 2009, the Fund incurred brokerage fees of $1,664,714.

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

The Distributor

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2011

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

Invesco PowerShares Capital Management LLC

Under the License Agreement among Invesco PowerShares Capital Management LLC (the “Licensor”), and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

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

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles and include the financial statements of the Fund and the Master Fund when applicable. As described in note 1, the Fund was originally formed as a master-feeder structure and such structure was collapsed on December 31, 2010. The financial statements reflect consolidation of the Fund and the Master Fund for 2009. Upon the initial offering of the Shares on January 31, 2006, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (the “Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (the “Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provided the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund were consolidated with the Fund’s financial statement balances for the period previously described and all significant inter-company balances and transactions were eliminated.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of December 31, 2011 and 2010 were holdings of $425,657,099 and $330,490,820, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less, when purchased. As of December 31, 2011, the Fund had cash held with the Commodity Broker of $525,057,810, of which $376,223,544 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2010, the Fund had cash held with the Commodity Broker of $57,572,732, of which $5,640,739 was restricted. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. There were no cash equivalents held by the Fund as of December 31, 2011 and 2010.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of December 31, 2011 and 2010, the futures contracts held by the Fund were in a net unrealized depreciation position of $376,223,544 and a net unrealized appreciation position of $563,328,004, respectively.

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2011, 2010 and 2009.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2011, 2010 and 2009, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	December 31, 2011	December 31, 2010
United States Treasury Obligations (Level 1)	$5,311,719,979	$4,489,390,393
Commodity Futures Contracts (Level 1)	$(376,223,544)	$563,328,004

There were no Level 2 or Level 3 holdings as of December 31, 2011 and 2010.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

(c) Share Transactions

	Shares	Paid in Capital	Shares	Paid in Capital	Shares	Paid in Capital
	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2011	2010	2010	2009	2009
Shares Sold	58,800,000	$1,714,838,522	45,600,000	$1,086,574,324	130,000,000	$2,882,078,200
Shares Redeemed	(40,200,000)	(1,121,135,254)	(38,400,000)	(875,040,222)	(8,000,000)	(174,460,744)

Net Increase	18,600,000	$593,703,268	7,200,000	$211,534,102	122,000,000	$2,707,617,456

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2011

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

No distributions were paid for the Years Ended December 31, 2011, 2010 or 2009.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2011 and 2010 no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2011, 2010 and 2009. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
Net Asset Value
Net asset value per share, beginning of period	$27.57	$24.65	$21.42
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(0.51)	3.10	3.38
Net investment income (loss)	(0.23)	(0.18)	(0.15)

Net income (loss)	(0.74)	2.92	3.23
Distributions of net investment income on Shares	—	—	—

Net increase (decrease)	(0.74)	2.92	3.23

Net asset value per Share, end of period	$26.83	$27.57	$24.65

Market value per Share, beginning of period	$27.55	$24.62	$21.19

Market value per Share, end of period	$26.84	$27.55	$24.62

Ratio to average Net Assets
Net investment income (loss)	(0.81)%	(0.76)%	(0.68)%

Total expenses	0.87%	0.88%	0.81%

Total Return, at net asset value	(2.68)%	11.85%	15.08%

Total Return, at market value	(2.58)%	11.90%	16.19%

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Hans Ephraimson, the Chief Executive Officer, and Michael Gilligan, the Principal Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 38 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, KPMG LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2011, as stated in their report on page 39 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Hans Ephraimson	47	Managing Director, Chief Executive Officer and Member of the Board of Managers
Michael Gilligan	45	Principal Financial Officer
Martin Kremenstein	35	Chief Operating Officer, Chief Investment Officer, Director and Member of the Board of Managers
Alex Depetris	31	Vice President and Member of the Board of Managers

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

The Fund has no employees, officers or directors and is managed by DB Commodity Services LLC. None of the directors or officers of DB Commodity Services LLC receive compensation from the Fund. DB Commodity Services LLC receives a monthly Management Fee of 1/12th of 0.85% per annum of the daily net asset value of the Fund at the end of each month. In addition, Deutsche Bank Securities Inc., an affiliate of DB Commodity Services LLC, serves as the futures commission merchant and receives brokerage commissions paid by the Fund in connection with its futures trading. Prior to January 4, 2010, the Management Fee payable to DB Commodity Services LLC was 0.75% per annum of the daily net asset value of the Fund.

As of the Year Ended December 31, 2011, the Fund has incurred Management Fees of $49,989,842 of which $46,089,150 had been paid at December 31, 2011. Management Fees of $3,900,692 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

As of the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $1,129,062 to Deutsche Bank Securities Inc. of which $1,127,202 had been paid at December 31, 2011. Brokerage commissions of $1,860 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2011, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	DB Commodity Services LLC 60 Wall Street New York, New York 10005	40	100%

Shares	Martin Kremenstein	100	Less than 0.01%

	Directors and Officers of DB Commodity Services LLC as a group	100	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Audit Fees	$100,600	$102,878
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$100,600	$102,878

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

(a)(1) Financial Statements

See financial statements commencing on page 41 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Second Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [5]

4.2	Form of Participant Agreement [2]

10.1	Form of Escrow Agreement [3]

10.2	Customer Agreement[6]

10.3	Form of Administration Agreement [1]

10.4	Form of Global Custody Agreement [1]

10.5	Form of Transfer Agency and Service Agreement [1]

10.6	Form of Distribution Services Agreement [1]

10.7	AIM Second Amended and Restated Marketing Agreement [4]

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund—December 31, 2011 and December 31, 2010, (ii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2011, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2010, (iv) the Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund—Years Ended December 31, 2011, 2010 and 2009, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2011, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2010, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2009, (viii) the Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund—Years Ended December 31, 2011, 2010 and 2009, (ix) Notes to Financial Statements of PowerShares DB Commodity Index Tracking Fund.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1, SEC Registration Number 333-125325, on August 5, 2005 and incorporated herein by reference.

2	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1, SEC Registration Number 333-125325, on September 13, 2005 and incorporated herein by reference.
3	Previously filed as an exhibit to Pre-Effective Amendment No. 5 to Form S-1, SEC Registration Number 333-125325, on December 21, 2005 and incorporated herein by reference.
4	Previously filed as an exhibit to Registration Statement on Form S-1, SEC Registration Number 333-141631, on March 28, 2007 and incorporated herein by reference.
5	Previously filed as an exhibit to the Post-Effective Amendment No. 2 to Form S-3, SEC Registration Number 333-158733, on January 3, 2011 and incorporated herein by reference.
6	Previously filed as an exhibit to Form 10-K (SEC File No. 001-32726) on February 28, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Powershares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ HANS EPHRAIMSON
		Name:	Hans Ephraimson
		Title:	Chief Executive Officer

Dated: February 28, 2012		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Principal Financial Officer