Form 10-Q
period 2012-03-31
PowerShares DB Commodity Index Tracking Fund
filed 2012-05-09
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of outstanding Shares as of March 31, 2012: 224,400,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2012

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

March 31, 2012 (unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $6,393,293,973 and $5,311,724,492 respectively)	$6,393,448,015	$5,311,719,979
Cash held by broker (restricted $0 and $0, respectively)	118,610,140	525,057,810
Net unrealized appreciation (depreciation) on futures contracts	(65,880,885)	(376,223,544)

Deposits with broker	6,446,177,270	5,460,554,245

Receivable for shares issued	—	10,730,876

Total assets	$6,446,177,270	$5,471,285,121

Liabilities
Management fee payable	$4,753,933	$3,900,692
Brokerage fee payable	6,288	1,860

Total liabilities	4,760,221	3,902,552

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	148	73

Total General shares	1,148	1,073

Shares:
Paid in capital—224,400,000 and 203,800,000 redeemable Shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	5,460,451,140	4,872,481,564
Accumulated earnings (deficit)	980,964,761	594,899,932

Total Shares	6,441,415,901	5,467,381,496

Total shareholders’ equity	6,441,417,049	5,467,382,569

Total liabilities and equity	$6,446,177,270	$5,471,285,121

Net asset value per share
General shares	$28.70	$26.83
Shares	$28.71	$26.83

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Schedule of Investments

March 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due April 5, 2012	22.57%	$1,453,997,092	$1,454,000,000
U.S. Treasury Bills, 0.07% due April 12, 2012	3.67	236,498,108	236,500,000
U.S. Treasury Bills, 0.1% due April 19, 2012	4.21	270,995,122	271,000,000
U.S. Treasury Bills, 0.065% due April 26, 2012	17.07	1,099,275,815	1,099,300,000
U.S. Treasury Bills, 0.05% due May 3, 2012	8.57	551,982,336	552,000,000
U.S. Treasury Bills, 0.08% due May 10, 2012	1.63	104,995,590	105,000,000
U.S. Treasury Bills, 0.095% due May 17, 2012	3.52	226,987,288	227,000,000
U.S. Treasury Bills, 0.085% due May 24, 2012	5.64	362,974,953	363,000,000
U.S. Treasury Bills, 0.115% due May 31, 2012	7.45	479,958,720	480,000,000
U.S. Treasury Bills, 0.08% due June 7, 2012	3.34	214,977,425	215,000,000
U.S. Treasury Bills, 0.095% due June 14, 2012	8.76	563,934,012	564,000,000
U.S. Treasury Bills, 0.095% due June 21, 2012	3.18	204,972,940	205,000,000
U.S. Treasury Bills, 0.085% due June 28, 2012	9.65	621,898,614	622,000,000

Total United States Treasury Obligations (cost $6,393,293,973)	99.26%	$6,393,448,015

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (4,919 contracts, settlement date September 17, 2012)	(0.51)%	$(32,937,650)
Brent Crude (7,194 contracts, settlement date April 13, 2012)	(0.03)	(1,818,530)
Copper (1,377 contracts, settlement date March 18, 2013)	(0.04)	(2,538,788)
Corn (11,859 contracts, settlement date December 14, 2012)	(0.50)	(32,282,288)
Gold (2,853 contracts, settlement date December 27, 2012)	0.17	11,061,760
Heating Oil (6,318 contracts, settlement date May 31, 2012)	0.71	45,700,595
Natural Gas (8,859 contracts, settlement date September 26, 2012)	(2.22)	(143,125,059)
RBOB Gasoline (7,325 contracts, settlement date November 30, 2012)	1.48	95,194,092
Red Wheat (3,574 contracts, settlement date July 13, 2012)	(0.05)	(3,247,963)
Silver (733 contracts, settlement date December 27, 2012)	(0.09)	(5,934,095)
Soybeans (4,128 contracts, settlement date November 14, 2012)	0.53	34,040,175
Soybeans (1,823 contracts, settlement date January 14, 2013)	0.26	16,804,538
Sugar (13,177 contracts, settlement date June 29, 2012)	0.07	4,628,501
Wheat (4,666 contracts, settlement date July 13, 2012)	(0.56)	(36,086,525)
Wheat (1,068 contracts, settlement date December 14, 2012)	(0.03)	(1,759,713)
WTI Crude (8,334 contracts, settlement date June 20, 2012)	0.21	13,582,690
Zinc (5,306 contracts, settlement date July 16, 2012)	(0.42)	(27,162,625)

Net Unrealized Depreciation on Futures Contracts	(1.02)%	$(65,880,885)

Net unrealized depreciation is comprised of unrealized losses of $301,498,362 and unrealized gains of $235,617,477.

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

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Income
Interest Income	$385,954	$1,777,985

Expenses
Management Fee	13,061,292	11,747,698
Brokerage Commissions and Fees	241,196	1,105,666

Total Expenses	13,302,488	12,853,364

Net investment income (loss)	(12,916,534)	(11,075,379)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	(771)	1,231
Futures	88,480,995	205,892,552

Net realized gain (loss)	88,480,224	205,893,783

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	158,555	195,307
Futures	310,342,659	392,119,635

Net change in unrealized gain (loss)	310,501,214	392,314,942

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	398,981,438	598,208,725

Net Income (Loss)	$386,064,904	$587,133,346

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$73	$1,073	203,800,000	$4,872,481,564	$594,899,932	$5,467,381,496	$5,467,382,569

Sale of Shares					24,200,000	691,849,308		691,849,308	691,849,308

Redemption of Shares					(3,600,000)	(103,879,732)		(103,879,732)	(103,879,732)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(12,916,532)	(12,916,532)	(12,916,534)

Net realized gain (loss) on United States Treasury Obligations and Futures			17	17			88,480,207	88,480,207	88,480,224

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			60	60			310,501,154	310,501,154	310,501,214

Net Income (Loss)			75	75			386,064,829	386,064,829	386,064,904

Balance at March 31, 2012	40	$1,000	$148	$1,148	224,400,000	$5,460,451,140	$980,964,761	$6,441,415,901	$6,441,417,049

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

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net Income (Loss)	$386,064,904	$587,133,346
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(6,491,977,345)	(5,616,927,946)
Proceeds from securities sold and matured	5,410,798,743	4,533,799,244
Net accretion of discount on United States Treasury Obligations	(391,650)	(1,780,147)
Net realized (gain) loss on United States Treasury Obligations	771	(1,231)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(310,501,214)	(392,314,942)
Decrease in restricted cash	—	5,640,739
Change in operating receivables and liabilities:
Payable for securities purchased	—	48,989,588
Payable to broker	—	127,732,685
Management fee payable	853,241	871,452
Brokerage fee payable	4,428	887,435

Net cash provided by (used for) operating activities	(1,005,148,122)	(705,969,777)

Cash flows from financing activities:
Proceeds from sale of Shares	691,849,308	743,672,574
Receivable for Shares issued	10,730,876	(48,924,432)
Redemption of Shares	(103,879,732)	(40,710,358)

Net cash provided by (used for) financing activities	598,700,452	654,037,784

Net change in cash held by broker	(406,447,670)	(51,931,993)
Unrestricted Cash held by broker at beginning of period	525,057,810	51,931,993

Unrestricted Cash held by broker at end of period	$118,610,140	$—

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

March 31, 2012

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

This report covers the three months ended March 31, 2012 and 2011 (hereinafter referred to as the “Three Months Ended March 31, 2012” and the “Three Months Ended March 31, 2011”, respectively).

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

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin. The Fund does not employ leverage. As of March 31, 2012 and December 31, 2011, the Fund had $6,446,177,270 (or 100%) and $5,460,554,245 (or 99.80%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $431,665,436 (or 6.70%) and $425,657,099 (or 7.80%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of March 31, 2012 and December 31, 2011. For additional information, please see the unaudited Schedule of Investments as of March 31, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

DBIQ™ is a trademark of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and aspects of the Index. The Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademark. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred Management Fees of $13,061,292 and $11,747,698, respectively. As of March 31, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $4,753,933 and $3,900,692, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended March 31, 2012 and 2011, the Fund incurred brokerage fees of $241,196 and $1,105,666, respectively. As of March 31, 2012 and December 31, 2011, brokerage fees payable were $6,288 and $1,860, respectively.

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

Invesco Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Distributors, Inc. (“Invesco Distributors”), an affiliate of Invesco PowerShares Capital Management LLC (“Invesco PowerShares”), the Managing Owner, on behalf of the Fund, has appointed Invesco Distributors as a marketing agent. Invesco Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4) Summary of Significant Accounting Policies

(a) Basis of Presentation

The financial statements of the Fund have been prepared using U.S. generally accepted accounting principles.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, entities will need to disclose the following:

1)	The amounts of any transfers between Level 1 and Level 2 and the reasons for those transfers, and

2)	For Level 3 fair value measurements, quantitative information about the significant unobservable inputs used, a description of the entity’s valuation processes, and a narrative description of the sensitivity of the fair value measurement to changes in the unobservable inputs and the interrelationship between inputs.

There were no Level 2 or Level 3 holdings as of March 31, 2012 and December 31, 2011.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of March 31, 2012 and December 31, 2011 were holdings of $431,665,436 and $425,657,099, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of March 31, 2012, the Fund had cash held by the Commodity Broker of $118,610,140 of which $65,880,885 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011, the Fund had cash held by the Commodity Broker of $525,057,810 of which $376,223,544 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of March 31, 2012 and December 31, 2011 there were no cash equivalents held by the Fund.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of March 31, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $65,880,885 and $376,223,544, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended March 31, 2012 and 2011.

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended March 31, 2012 and 2011, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	March 31, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$6,393,448,015	$5,311,719,979
Commodity Futures Contracts (Level 1)	$(65,880,885)	$(376,223,544)

There were no Level 2 or Level 3 holdings as of March 31, 2012 and December 31, 2011.

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended March 31, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Shares Sold	24,200,000	25,400,000	$691,849,308	$743,672,574
Shares Redeemed	(3,600,000)	(1,400,000)	(103,879,732)	(40,710,358)

Net Increase	20,600,000	24,000,000	$587,969,576	$702,962,216

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of March 31, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended March 31, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Asset Value
Net asset value per Share, beginning of period	$26.83	$27.57
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures	1.94	3.07
Net investment income (loss)	(0.06)	(0.06)

Net income (loss)	1.88	3.01
Net asset value per Share, end of period	$28.71	$30.58

Market value per Share, beginning of period	$26.84	$27.55

Market value per Share, end of period	$28.80	$30.51

Ratio to average Net Assets*
Net investment income (loss)	(0.84)%	(0.80)%

Total expenses	0.86%	0.93%

Total Return, at net asset value**	7.01%	10.92%

Total Return, at market value **	7.30%	10.74%

*	Percentages are annualized.
**	Percentages are not annualized.

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

DBIQ™ is a trademark of Deutsche Bank AG London (the “Index Sponsor”). Trademark applications in the United States are pending with respect to both the Fund and aspects of the Index. The Fund and the Managing Owner have been licensed by the Index Sponsor to use the above noted trademark. Deutsche Bank AG London is an affiliate of the Fund and the Managing Owner.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	12.375
Heating Oil	12.375
RBOB Gasoline	12.375
Natural Gas	5.500
Brent Crude	12.375
Gold	8.000
Silver	2.000
Aluminum	4.167
Zinc	4.167
Copper Grade A	4.167
Corn	5.625
Wheat	5.625
Soybeans	5.625
Sugar	5.625

Closing Level on Base Date:	100.000

The following table reflects the Fund weights of each Index Commodity as of March 31, 2012:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	13.26
Heating Oil	12.90
RBOB Gasoline	13.41
Natural Gas	3.48
Brent Crude	13.51
Gold	7.32
Silver	1.83
Aluminum	4.05
Zinc	4.07
Copper Grade A	4.45
Corn	4.90
Wheat	5.26
Soybeans	6.18
Sugar	5.38

Closing Level as of March 31, 2012	100.00

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

Performance Summary

This Report covers the three months ended March 31, 2012 and 2011 (hereinafter referred to as the “Three Months Ended March 31, 2012” and the “Three Months Ended March 31, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2012 and 2011” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2012 and 2011

	Aggregate returns for the indexes in the DBIQ-OY Diversified TR™
Underlying Index	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
DB Light Crude Oil Indices	16.06%	14.55%
DB Heating Oil Indices	11.74%	22.83%
DB Aluminum Indices	4.06%	6.92%
DB Gold Indices	6.32%	0.98%
DB Corn Indices	(7.83)%	11.29%
DB Wheat Indices	(1.77)%	(3.91)%
DB RBOB Gasoline Indices	14.85%	20.92%
DB Natural Gas Indices	(22.65)%	(0.83)%
DB Silver Indices	16.36%	21.81%
DB Zinc Indices	7.23%	(4.64)%
DB Copper Grade A Indices	10.74%	0.04%
DB Soybeans Indices	12.79%	6.64%
DB Sugar Indices	5.60%	(4.40)%
DB Brent Crude Indices	4.70%	18.64%

AGGREGATE RETURNS	7.03%	10.76%

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

Operating Activities

Net cash flow used for operating activities was $1,005.1 million and $706.0 million for the Three Months Ended March 31, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Three Months Ended March 31, 2012, $6,492.0 million was paid to purchase United States Treasury Obligations and $5,410.8 million was received from sales and maturing contracts. During the Three Months Ended March 31, 2011, $5,617.0 million was paid to purchase United States Treasury Obligations and $4,533.8 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $310.5 million and by $392.3 million during the Three Months Ended March 31, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $598.7 million and $654.0 million during the Three Months Ended March 31, 2012 and 2011, respectively. This included $691.8 million and $743.7 million from the sale of Shares to Authorized Participants during the Three Months Ended March 31, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

MARCH 31, 2012 AND 2011

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JANUARY 2007 (RENAMED OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. WITH RESPECT TO INDEX DATA, NO REPRESENTATION IS BEING MADE THAT THE INDEX WILL OR IS LIKELY TO ACHIEVE ANNUAL OR CUMULATIVE CLOSING LEVELS CONSISTENT WITH OR SIMILAR TO THOSE SET FORTH HEREIN. SIMILARLY, NO REPRESENTATION IS BEING MADE THAT THE FUND WILL GENERATE PROFITS OR LOSSES SIMILAR TO THE FUND’S PAST PERFORMANCE OR THE HISTORICAL ANNUAL OR CUMULATIVE CHANGES IN THE INDEX CLOSING LEVELS. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL RESULTS AND THE ACTUAL RESULTS SUBSEQUENTLY ACHIEVED BY INVESTMENT METHODOLOGIES, WHETHER ACTIVE OR PASSIVE.

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD SEPTEMBER 1997 THROUGH DECEMBER 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A. – “RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

Fund Share Price Performance

For the Three Months Ended March 31, 2012, the NYSE Arca market value of each Share increased 7.30% from $26.84 per Share to $28.80 per Share. The Share price low and high for the Three Months Ended March 31, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $27.29 per Share (+1.68%) on January 13, 2012, to a high of $29.78 per Share (+10.95%) on March 1, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended March 31, 2012, the net asset value of each Share increased 7.01% from $26.83 per Share to $28.71 per Share. Rising futures contracts prices for Brent crude oil, heating oil, gold, zinc, aluminum, copper grade A, RBOB gasoline, soybean, sugar, light crude oil and silver were partially offset by lower futures contract prices for corn, wheat and natural gas during the Three Months Ended March 31, 2012 contributing to an overall 7.03% increase in the level of the DBIQ-OY Diversified TR™.

Net income for the Three Months Ended March 31, 2012 was $386.1 million, resulting from $0.4 million of interest income, net realized gain of $88.5 million, net unrealized gain of $310.5 million and operating expenses of $13.3 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of March 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$6,446,177,270	1.26%	$187,085,775	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,471,285,121	1.31%	$167,938,883	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2012 by market sector.

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

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed February 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended March 31, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended March 31, 2012	3,600,000	$28.86
Three Months Ended March 31, 2011	1,400,000	$29.08

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

The information below is provided pursuant to CFTC Rule 4.24 which requires the disclosure of material actions that occurred within the last 5 years, including certain resolved matters.

At any given time and in the ordinary course of their business, Deutsche Bank Securities Inc. (“DBSI”) is involved in and subject to a number of legal actions, administrative proceedings and regulatory examinations, inquiries and investigations, which, in the aggregate, are not, as of the date of this disclosure document, expected to have a material effect upon their condition, financial or otherwise, or to materially impair their ability to perform their obligation as a clearing member or in rendering services to the Fund. Except as disclosed below, there have been no administrative, civil or criminal proceedings pending, on appeal or concluded against DBSI or its principals within the five years preceding the date of this disclosure document that DBSI would deem material for purposes of Part 4 of CFTC regulations.

Deutsche Bank AG and DBSI, including a division of DBSI, have been named as defendants in 21 individual actions asserting various claims under the federal securities laws and state common law arising out of the sale of auction rate securities (“ARS”). Of those 21 actions, seven are pending and fourteen have been resolved and dismissed with prejudice. Deutsche Bank AG and DBSI have also been the subjects of proceedings by state and federal securities regulatory and enforcement agencies relating to the marketing and sale of ARS. In August 2008, Deutsche Bank AG and its subsidiaries entered into agreements in principle with the New York Attorney General’s Office (NYAG) and the North American Securities Administration Association (NASAA), representing a consortium of other states and U.S. territories, pursuant to which Deutsche Bank AG and its subsidiaries agreed to purchase from their retail, certain smaller and medium-sized institutional, and charitable clients, ARS that those clients purchased from Deutsche Bank AG and its subsidiaries prior to February 13, 2008; to work expeditiously to provide liquidity solutions for their larger institutional clients who purchased ARS from Deutsche Bank AG and its subsidiaries; to pay an aggregate penalty of $15 million to state regulators; and to be subject to state orders requiring future compliance with applicable state laws. On June 3, 2009, DBSI finalized settlements with the NYAG and the New Jersey Bureau of Securities that were consistent with the August 2008 agreements in principle, and DBSI entered into a settlement with the Securities and Exchange Commission (“SEC”) that incorporated the terms of the agreements in principle with the states. DBSI has since entered into settlement orders and paid the applicable share of the $15 million penalty to all but one of the states and territorial agencies.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund - March 31, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Commodity Index Tracking Fund - March 31, 2012, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund – December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund - Three Months Ended March 31, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund– Three Months Ended March 31, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund– Three Months Ended March 31, 2011, (vii) Notes to Unaudited Financial Statements of PowerShares DB Commodity Index Tracking Fund.

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

Dated: May 9, 2012