Form 10-Q
period 2012-06-30
PowerShares DB Commodity Index Tracking Fund
filed 2012-08-03
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of outstanding Shares as of June 30, 2012: 215,200,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2012 (unaudited) and December 31, 2011

	June 30,	December 31,
	2012	2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $5,170,383,318 and $5,311,724,492 respectively)	$5,170,507,726	$5,311,719,979
Cash held by broker (restricted $0 and $0, respectively)	743,950,866	525,057,810
Net unrealized appreciation (depreciation) on futures contracts	(366,241,826)	(376,223,544)

Deposits with broker	5,548,216,766	5,460,554,245

Receivable for shares issued	—	10,730,876

Total assets	$5,548,216,766	$5,471,285,121

Liabilities
Management fee payable	$3,725,170	$3,900,692
Brokerage fee payable	576	1,860

Total liabilities	3,725,746	3,902,552

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	30	73

Total General shares	1,030	1,073

Shares:
Paid in capital—215,200,000 and 203,800,000 redeemable Shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	5,222,664,910	4,872,481,564
Accumulated earnings (deficit)	321,825,080	594,899,932

Total Shares	5,544,489,990	5,467,381,496

Total shareholders’ equity	5,544,491,020	5,467,382,569

Total liabilities and equity	$5,548,216,766	$5,471,285,121

Net asset value per share
General shares	$25.75	$26.83
Shares	$25.76	$26.83

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Schedule of Investments

June 30, 2012

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
United States Treasury Obligations
U.S. Treasury Bills, 0.04% due July 5, 2012	26.53%	$1,470,995,587	$1,471,000,000
U.S. Treasury Bills, 0.055% due July 12, 2012	1.92	106,498,296	106,500,000
U.S. Treasury Bills, 0.05% due July 19, 2012	4.89	270,995,122	271,000,000
U.S. Treasury Bills, 0.06% due July 26, 2012	14.94	828,280,949	828,300,000
U.S. Treasury Bills, 0.075% due August 2, 2012	9.85	545,978,706	546,000,000
U.S. Treasury Bills, 0.09% due August 9, 2012	1.89	104,995,275	105,000,000
U.S. Treasury Bills, 0.095% due August 16, 2012	1.82	100,994,647	101,000,000
U.S. Treasury Bills, 0.085% due August 23, 2012	5.68	314,980,785	315,000,000
U.S. Treasury Bills, 0.085% due August 30, 2012	3.77	208,983,698	209,000,000
U.S. Treasury Bills, 0.075% due September 6, 2012	3.08	170,979,651	171,000,000
U.S. Treasury Bills, 0.085% due September 13, 2012	9.09	503,923,392	504,000,000
U.S. Treasury Bills, 0.095% due September 20, 2012	4.06	224,964,900	225,000,000
U.S. Treasury Bills, 0.095% due September 27, 2012	5.73	317,936,718	318,000,000

Total United States Treasury Obligations (cost $5,170,383,318)	93.25%	$5,170,507,726

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (4,717 contracts, settlement date September 17, 2012)	(1.03)%	$(57,283,507)
Brent Crude (7,069 contracts, settlement date September 13, 2012)	(2.71)	(150,297,241)
Copper (1,320 contracts, settlement date March 18, 2013)	(0.49)	(27,299,401)
Corn (11,373 contracts, settlement date December 14, 2012)	0.43	24,135,300
Gold (2,736 contracts, settlement date December 27, 2012)	(0.15)	(8,320,350)
Heating Oil (6,017 contracts, settlement date March 28, 2013)	(1.56)	(86,147,989)
Natural Gas (8,496 contracts, settlement date September 26, 2012)	(1.90)	(105,073,560)
RBOB Gasoline (7,025 contracts, settlement date November 30, 2012)	(0.99)	(54,905,516)
Silver (703 contracts, settlement date December 27, 2012)	(0.41)	(22,586,135)
Soybeans (4,305 contracts, settlement date November 14, 2012)	0.89	49,220,963
Soybeans (1,407 contracts, settlement date January 14, 2013)	0.32	17,847,863
Sugar (11,823 contracts, settlement date June 28, 2013)	0.08	4,330,469
Wheat (972 contracts, settlement date December 14, 2012)	0.03	1,533,538
Wheat (7,629 contracts, settlement date July 12, 2013)	0.58	31,936,000
WTI Crude (7,784 contracts, settlement date June 20, 2013)	0.30	16,491,790
Zinc (5,077 contracts, settlement date August 13, 2012)	0.00	175,950

Net Unrealized Depreciation on Futures Contracts	(6.61)%	$(366,241,826)

Net unrealized depreciation is comprised of unrealized losses of $514,395,882 and unrealized gains of $148,154,056.

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

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income
Interest Income	$1,055,723	$1,070,716	$1,441,677	$2,848,701

Expenses
Management Fee	12,443,778	13,352,345	25,505,070	25,100,043
Brokerage Commissions and Fees	443,179	15,722	684,375	1,121,388

Total Expenses	12,886,957	13,368,067	26,189,445	26,221,431

Net investment income (loss)	(11,831,234)	(12,297,351)	(24,747,768)	(23,372,730)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	15,962	25,409	15,191	26,640
Futures	(346,933,952)	424,281,984	(258,452,957)	630,174,536

Net realized gain (loss)	(346,917,990)	424,307,393	(258,437,766)	630,201,176

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(29,634)	(202,215)	128,921	(6,908)
Futures	(300,360,941)	(718,239,780)	9,981,718	(326,120,145)

Net change in unrealized gain (loss)	(300,390,575)	(718,441,995)	10,110,639	(326,127,053)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(647,308,565)	(294,134,602)	(248,327,127)	304,074,123

Net Income (Loss)	$(659,139,799)	$(306,431,953)	$(273,074,895)	$280,701,393

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at April 1, 2012	40	$1,000	$148	$1,148	224,400,000	$5,460,451,140	$980,964,761	$6,441,415,901	$6,441,417,049

Sale of Shares					6,600,000	171,347,746		171,347,746	171,347,746

Redemption of Shares					(15,800,000)	(409,133,976)		(409,133,976)	(409,133,976)

Net Income (Loss)

Net investment income (loss)			(2)	(2)			(11,831,232)	(11,831,232)	(11,831,234)

Net realized gain (loss) on United States Treasury Obligations and Futures			(58)	(58)			(346,917,932)	(346,917,932)	(346,917,990)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			(58)	(58)			(300,390,517)	(300,390,517)	(300,390,575)

Net Income (Loss)			(118)	(118)			(659,139,681)	(659,139,681)	(659,139,799)

Balance at June 30, 2012	40	$1,000	$30	$1,030	215,200,000	$5,222,664,910	$321,825,080	$5,544,489,990	$5,544,491,020

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

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2012

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2012	40	$1,000	$73	$1,073	203,800,000	$4,872,481,564	$594,899,932	$5,467,381,496	$5,467,382,569

Sale of Shares					30,800,000	863,197,054		863,197,054	863,197,054

Redemption of Shares					(19,400,000)	(513,013,708)		(513,013,708)	(513,013,708)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(24,747,764)	(24,747,764)	(24,747,768)

Net realized gain (loss) on United States Treasury Obligations and Futures			(41)	(41)			(258,437,725)	(258,437,725)	(258,437,766)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			2	2			10,110,637	10,110,637	10,110,639

Net Income (Loss)			(43)	(43)			(273,074,852)	(273,074,852)	(273,074,895)

Balance at June 30, 2012	40	$1,000	$30	$1,030	215,200,000	$5,222,664,910	$321,825,080	$5,544,489,990	$5,544,491,020

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2011

	General Shares				Shares				Total Shareholders’ Equity
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity
Balance at January 1, 2011	40	$1,000	$103	$1,103	185,200,000	$4,278,778,296	$827,996,528	$5,106,774,824	$5,106,775,927

Sale of Shares					34,600,000	1,022,544,326		1,022,544,326	1,022,544,326

Redemption of Shares					(13,000,000)	(380,517,762)		(380,517,762)	(380,517,762)

Net Income (Loss)

Net investment income (loss)			(5)	(5)			(23,372,725)	(23,372,725)	(23,372,730)

Net realized gain (loss) on United States Treasury Obligations and Futures			141	141			630,201,035	630,201,035	630,201,176

Net change in unrealized gain (loss)on United States Treasury Obligations and Futures			(73)	(73)			(326,126,980)	(326,126,980)	(326,127,053)

Net Income (Loss)			63	63			280,701,330	280,701,330	280,701,393

Balance at June 30, 2011	40	$1,000	$166	$1,166	206,800,000	$4,920,804,860	$1,108,697,858	$6,029,502,718	$6,029,503,884

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

	Six Months Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net Income (Loss)	$(273,074,895)	$280,701,393
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(11,791,751,961)	(11,570,087,165)
Proceeds from securities sold and matured	11,934,567,420	10,276,596,076
Net accretion of discount on United States Treasury Obligations	(1,459,094)	(2,859,883)
Net realized (gain) loss on United States Treasury Obligations	(15,191)	(26,640)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(10,110,639)	326,127,053
Increase (decrease) in restricted cash	—	(1,974,786)
Change in operating receivables and liabilities:
Management fee payable	(175,522)	774,827
Other assets	—	1,000
Brokerage fee payable	(1,284)	526,696

Net cash provided by (used for) operating activities	(142,021,166)	(690,221,429)

Cash flows from financing activities:
Proceeds from sale of Shares	863,197,054	1,022,544,326
Receivable for Shares issued	10,730,876	—
Redemption of Shares	(513,013,708)	(380,517,762)

Net cash provided by (used for) financing activities	360,914,222	642,026,564

Net change in cash held by broker	218,893,056	(48,194,865)
Unrestricted Cash held by broker at beginning of period	525,057,810	51,931,993

Unrestricted Cash held by broker at end of period	$743,950,866	$3,737,128

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2012

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

This report covers the three months ended June 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended June 30, 2012” and the “Three Months Ended June 30, 2011”, respectively) and the six months ended June 30, 2012 and 2011 (hereinafter referred to as the “Six Months Ended June 30, 2012” and the “Six Months Ended June 30, 2011”, respectively).

(2) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Diversified Commodity Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund.

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

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin. The Fund does not employ leverage. As of June 30, 2012 and December 31, 2011, the Fund had $5,548,216,766 (or 100%) and $ 5,460,554,245 (or 99.80%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $385,681,948 (or 6.95%) and $425,657,099 (or 7.80%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of June 30, 2012 and December 31, 2011. For additional information, please see the unaudited Schedule of Investments as of June 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred Management Fees of $12,443,778 and $13,352,345, respectively. Management Fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $25,505,070 and $25,100,043, respectively. As of June 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $3,725,170 and $3,900,692, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2012 and 2011, the Fund incurred brokerage fees of $443,179 and $15,722, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2012 and 2011 by the Fund were $684,375 and $1,121,388, respectively. As of June 30, 2012 and December 31, 2011, brokerage fees payable were $576 and $1,860, respectively.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

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

There were no Level 2 or Level 3 holdings as of June 30, 2012 and December 31, 2011.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of June 30, 2012 and December 31, 2011 were holdings of $385,681,948 and $425,657,099, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of June 30, 2012 the Fund had $743,950,866 of cash held with the Commodity Broker, of which $366,241,826 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2011 the Fund had $525,057,810 of cash held with the Commodity Broker, of which $376,223,544 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. Restrictions on cash held by broker pertain to the settlement of closed futures contracts traded on the London Metals Exchange. As of June 30, 2012 and December 31, 2011 there were no cash equivalents held by the Fund.

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

(h) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized depreciation position of $366,241,826 and $376,223,544, respectively.

(i) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

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

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2012 and 2011 and the Six Months Ended June 30, 2012 and 2011, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	June 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$5,170,507,726	$5,311,719,979
Commodity Futures Contracts (Level 1)	$(366,241,826)	$(376,223,544)

There were no Level 2 or Level 3 holdings as of June 30, 2012 and December 31, 2011.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended June 30, 2012 and 2011

and the Six Months Ended June 30, 2012 and 2011

	Shares		Paid in Capital		Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Shares Sold	6,600,000	9,200,000	$171,347,746	$278,871,752	30,800,000	34,600,000	$863,197,054	$1,022,544,326
Shares Redeemed	(15,800,000)	(11,600,000)	(409,133,976)	(339,807,404)	(19,400,000)	(13,000,000)	(513,013,708)	(380,517,762)

Net Increase/ (Decrease)	(9,200,000)	(2,400,000)	$(237,786,230)	$(60,935,652)	11,400,000	21,600,000	$350,183,346	$642,026,564

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended June 30, 2012 and 2011 and for the Six Months Ended June 30, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2012

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$28.71	$30.58	$26.83	$27.57

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures	(2.90)	(1.36)	(0.96)	1.71
Net investment income (loss)	(0.05)	(0.06)	(0.11)	(0.12)

Net income (loss)	(2.95)	(1.42)	(1.07)	1.59
Net asset value per Share, end of period	$25.76	$29.16	$25.76	$29.16

Market value per Share, beginning of period	$28.80	$30.51	$26.84	$27.55

Market value per Share, end of period	$25.75	$28.96	$25.75	$28.96

Ratio to average Net Assets*
Net investment income (loss)	(0.81)%	(0.78)%	(0.82)%	(0.79)%

Total expenses	0.88%	0.85%	0.87%	0.89%

Total Return, at net asset value **	(10.28)%	(4.64)%	(3.99)%	5.77%

Total Return, at market value **	(10.59)%	(5.08)%	(4.06)%	5.12%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	12.375
Heating Oil	12.375
RBOB Gasoline	12.375
Natural Gas	5.500
Brent Crude	12.375
Gold	8.000
Silver	2.000
Aluminum	4.166
Zinc	4.167
Copper Grade A	4.167
Corn	5.625
Wheat	5.625
Soybeans	5.625
Sugar	5.625

Closing Level on Base Date:	100.000

The following table reflects the Fund weights of each Index Commodity as of June 30, 2012:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	12.21
Heating Oil	12.12
RBOB Gasoline	12.28
Natural Gas	4.32
Brent Crude	12.23
Gold	7.79
Silver	1.72
Aluminum	3.98
Zinc	4.23
Copper Grade A	4.49
Corn	6.39
Wheat	6.05
Soybeans	7.22
Sugar	4.97

Closing Level as of June 30, 2012	100.00

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls to the futures contract which generates the best possible “implied roll yield.” The futures contract with a delivery month within the next thirteen months which generates the best possible implied roll yield will be included in the Index. As a result, the Fund is able to potentially maximize the roll benefits in backwardated markets and minimize the losses from rolling in contangoed markets for each Index Commodity, respectively.

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, and the Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

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

Performance Summary

This Report covers the three months ended June 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended June 30, 2012” and the “Three Months Ended June 30, 2011”, respectively) and the six months ended June 30, 2012 and 2011 (hereinafter referred to as the “Six Months Ended June 30, 2012” and the “Six Months Ended June 30, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012 and the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2012 and the Six Months Ended June 30, 2012

and for the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2011

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
Underlying Index	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
DB Light Crude Oil Indices	(18.48)%	(1.64)%	(5.38)%	16.70%
DB Heating Oil Indices	(15.36)%	(6.09)%	(5.42)%	15.36%
DB Aluminum Indices	(11.39)%	(5.33)%	(7.80)%	1.22%
DB Gold Indices	(4.14)%	4.28%	1.92%	5.30%
DB Corn Indices	17.52%	(0.75)%	8.31%	10.45%
DB Wheat Indices	3.96%	(24.46)%	2.12%	(27.41)%
DB RBOB Gasoline Indices	(17.36)%	(3.15)%	(5.09)%	17.11%
DB Natural Gas Indices	12.01%	(4.00)%	(13.36)%	(4.79)%
DB Silver Indices	(15.17)%	(8.14)%	(1.29)%	11.90%
DB Zinc Indices	(6.27)%	(1.05)%	0.50%	(5.64)%
DB Copper Grade A Indices	(9.09)%	(0.10)%	0.67%	(0.06)%
DB Soybeans Indices	5.16%	(7.23)%	18.60%	(1.06)%
DB Sugar Indices	(16.67)%	1.65%	(12.00)%	(2.82)%
DB Brent Crude Indices	(16.93)%	(10.23)%	(13.03)%	2.83%

AGGREGATE RETURNS	(9.85)%	(4.68)%	(3.51)%	5.57%

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

Operating Activities

Net cash flow used for operating activities was $142.0 million and $690.2 million for the Six Months Ended June 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Six Months Ended June 30, 2012, $11,791.8 million was paid to purchase United States Treasury Obligations and $11,934.6 million was received from sales and maturing contracts. During the Six Months Ended June 30, 2011, $11,570.1 million was paid to purchase United States Treasury Obligations and $10,276.6 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $10.1 million and decreased $326.1 million during the Six Months Ended June 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $360.9 million and $642.0 million during the Six Months Ended June 30, 2012 and 2011, respectively. This included $863.2 million and $1,022.5 million from the sale of Shares to Authorized Participants during the Six Months Ended June 30, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

JUNE 30, 2012 AND 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JANUARY 2007 (RENAMED IN OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW. WITH RESPECT TO INDEX DATA, NO REPRESENTATION IS BEING MADE THAT THE INDEX WILL OR IS LIKELY TO ACHIEVE ANNUAL OR CUMULATIVE CLOSING LEVELS CONSISTENT WITH OR SIMILAR TO THOSE SET FORTH HEREIN. SIMILARLY, NO REPRESENTATION IS BEING MADE THAT THE FUND WILL GENERATE PROFITS OR LOSSES SIMILAR TO THE FUND’S PAST PERFORMANCE OR THE HISTORICAL ANNUAL OR CUMULATIVE CHANGES IN THE INDEX CLOSING LEVELS. IN FACT, THERE ARE FREQUENTLY SHARP DIFFERENCES BETWEEN HYPOTHETICAL RESULTS AND THE ACTUAL RESULTS SUBSEQUENTLY ACHIEVED BY INVESTMENT METHODOLOGIES, WHETHER ACTIVE OR PASSIVE.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Three Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 10.59% from $28.80 per Share to $25.75 per Share. The Share price high and low for the Three Months Ended June 30, 2012 and related change from the Share price on March 31, 2012 was as follows: Shares traded from a high of $29.17 per Share (+1.28%) on April 2, 2012, to a low of $24.15 per Share (-16.15%) on June 21, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2012, the net asset value of each Share decreased 10.28% from $28.71 per Share to $25.76 per Share. Falling futures contracts prices for brent crude oil, heating oil, gold, aluminum, zinc, copper grade A, RBOB gasoline, sugar, light crude oil and silver were partially offset by higher futures contract prices for corn, wheat, soybean and natural gas during the Three Months Ended June 30, 2012 contributing to an overall 9.85% decrease in the level of the DBIQ-OY Diversified TR™.

Net loss for the Three Months Ended June 30, 2012 was $659.1 million, resulting from $1.1 million of interest income, net realized loss of $346.9 million, net unrealized loss of $300.4 million and operating expenses of $12.9 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

Fund Share Price Performance

For the Six Months Ended June 30, 2012, the NYSE Arca market value of each Share decreased 4.06% from $26.84 per Share to $25.75 per Share. The Share price high and low for the Six Months Ended June 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a high of $29.78 per Share (+10.95%) on March 1, 2012, to a low of $24.15 per Share (-10.02%) on June 21, 2012.

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

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2012, the net asset value of each Share decreased 3.99% from $26.83 per Share to $25.76 per Share. Falling futures contracts prices for brent crude oil, heating oil, aluminum, RBOB gasoline, sugar, natural gas, light crude oil and silver were partially offset by higher futures contract prices for corn, gold, wheat, zinc, copper grade A and soybean during the Six Months Ended June 30, 2012 contributing to an overall 3.51% decrease in the level of the DBIQ-OY Diversified TR™.

Net loss for the Six Months Ended June 30, 2012 was $273.1 million, resulting from $1.4 million of interest income, net realized loss of $258.4 million, net unrealized gain of $10.1 million and operating expenses of $26.2 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of June 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,548,216,766	1.15%	$144,911,968	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,471,285,121	1.31%	$167,938,883	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2012 by market sector.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2012	15,800,000	$25.89
Three Months Ended June 30, 2011	11,600,000	$29.29

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund - June 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Commodity Index Tracking Fund - June 30, 2012, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund - Three Months Ended June 30, 2012 and 2011 and Six Months Ended June 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund - Three Months Ended June 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund - Three Months Ended June 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund - Six Months Ended June 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund - Six Months Ended June 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund - Six Months Ended June 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Commodity Index Tracking Fund.

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

Dated: August 3, 2012