Form 10-Q
period 2012-09-30
PowerShares DB Commodity Index Tracking Fund
filed 2012-11-02
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of outstanding Shares as of September 30, 2012: 233,400,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

September 30, 2012 (unaudited) and December 31, 2011

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $5,786,204,357 and $5,311,724,492 respectively)	$5,786,356,514	$5,311,719,979
Cash held by broker	424,045,865	542,289,641
Net unrealized appreciation (depreciation) on futures contracts	491,359,456	(376,223,544)

Deposits with broker	6,701,761,835	5,477,786,076

Receivable for LME Contracts	14,688,448	—
Receivable for shares issued	—	10,730,876

Total assets	$6,716,450,283	$5,488,516,952

Liabilities
Payable for LME Contracts	—	17,231,831
Management fee payable	$9,102,007	$3,900,692
Brokerage fee payable	430	1,860

Total liabilities	9,102,437	21,134,383

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity
General shares:
Paid in capital—40 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	1,000	1,000
Accumulated earnings (deficit)	150	73

Total General shares	1,150	1,073

Shares:
Paid in capital—233,400,000 and 203,800,000 redeemable Shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	5,729,954,564	4,872,481,564
Accumulated earnings (deficit)	977,392,132	594,899,932

Total Shares	6,707,346,696	5,467,381,496

Total shareholders’ equity	6,707,347,846	5,467,382,569

Total liabilities and equity	$6,716,450,283	$5,488,516,952

Net asset value per share
General shares	$28.75	$26.83
Shares	$28.74	$26.83

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Schedule of Investments

September 30, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.105% due October 4, 2012	21.77%	$1,459,994,160	$1,460,000,000
U.S. Treasury Bills, 0.09% due October 11, 2012	1.97	132,498,278	132,500,000
U.S. Treasury Bills, 0.08% due October 18, 2012	4.13	276,991,690	277,000,000
U.S. Treasury Bills, 0.055% due October 25, 2012	12.11	812,269,945	812,300,000
U.S. Treasury Bills, 0.1% due November 1, 2012	8.54	572,973,069	573,000,000
U.S. Treasury Bills, 0.1% due November 8, 2012	1.64	109,991,860	110,000,000
U.S. Treasury Bills, 0.11% due November 15, 2012	1.67	111,990,256	112,000,000
U.S. Treasury Bills, 0.105% due November 23, 2012	4.70	314,966,295	315,000,000
U.S. Treasury Bills, 0.105% due November 29, 2012	5.28	353,965,308	354,000,000
U.S. Treasury Bills, 0.1% due December 6, 2012	6.57	440,939,583	441,000,000
U.S. Treasury Bills, 0.1% due December 13, 2012	7.69	515,916,408	516,000,000
U.S. Treasury Bills, 0.105% due December 20, 2012	4.04	270,951,762	271,000,000
U.S. Treasury Bills, 0.11% due December 27, 2012	6.16	412,907,900	413,000,000

Total United States Treasury Obligations (cost $5,786,204,357)	86.27%	$5,786,356,514

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as described in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Aluminum (4,845 contracts, settlement date October 14, 2013)	0.14%	$9,276,501
Brent Crude (7,730 contracts, settlement date November 15, 2012)	(0.19)	(12,996,080)
Copper (1,432 contracts, settlement date March 18, 2013)	(0.12)	(8,202,600)
Corn (12,335 contracts, settlement date December 14, 2012)	1.37	91,546,750
Gold (2,967 contracts, settlement date December 27, 2012)	0.58	39,130,620
Heating Oil (6,525 contracts, settlement date March 28, 2013)	0.04	2,417,957
Natural Gas (7,355 contracts, settlement date September 26, 2013)	0.40	26,902,130
RBOB Gasoline (7,619 contracts, settlement date November 30, 2012)	1.15	77,242,754
Red Wheat (424 contracts, settlement date July 12, 2013)	0.00	219,800
Silver (763 contracts, settlement date December 27, 2012)	0.04	2,959,225
Soybeans (4,873 contracts, settlement date November 14, 2012)	1.27	85,234,013
Soybeans (1,318 contracts, settlement date January 14, 2013)	0.42	28,277,413
Sugar (12,823 contracts, settlement date June 28, 2013)	(0.08)	(5,589,528)
Wheat (827 contracts, settlement date December 14, 2012)	0.10	6,499,288
Wheat (7,976 contracts, settlement date July 12, 2013)	0.88	59,107,675
WTI Crude NYMEX (8,442 contracts, settlement date June 20, 2013)	0.85	56,892,240
Zinc (5,463 contracts, settlement date December 17, 2012)	0.48	32,441,298

Net Unrealized Appreciation on Futures Contracts	7.33%	$491,359,456

Net unrealized appreciation is comprised of unrealized gains of $536,116,936 and unrealized losses of $44,757,480.

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

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income
Interest Income	$1,244,368	$567,628	$2,686,045	$3,416,329

Expenses
Management Fee	13,320,547	13,105,781	38,825,617	38,205,824
Brokerage Commissions and Fees	303,699	3,485	988,074	1,124,873

Total Expenses	13,624,246	13,109,266	39,813,691	39,330,697

Net investment income (loss)	(12,379,878)	(12,541,638)	(37,127,646)	(35,914,368)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	1,156	10,612	16,347	37,252
Futures	(189,683,137)	31,724,525	(448,136,094)	661,899,061

Net realized gain (loss)	(189,681,981)	31,735,137	(448,119,747)	661,936,313

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	27,749	(60,700)	156,670	(67,608)
Futures	857,601,282	(712,268,722)	867,583,000	(1,038,388,867)

Net change in unrealized gain (loss)	857,629,031	(712,329,422)	867,739,670	(1,038,456,475)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	667,947,050	(680,594,285)	419,619,923	(376,520,162)

Net Income (Loss)	$655,567,172	$(693,135,923)	$382,492,277	$(412,434,530)

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at July 1, 2012	40	$1,000	$30	$1,030	215,200,000	$5,222,664,910	$321,825,080	$5,544,489,990	$5,544,491,020

Sale of Shares					22,400,000	623,655,448		623,655,448	623,655,448

Redemption of Shares					(4,200,000)	(116,365,794)		(116,365,794)	(116,365,794)

Net Income (Loss)

Net investment income (loss)			(4)	(4)			(12,379,874)	(12,379,874)	(12,379,878)

Net realized gain (loss) on United States Treasury Obligations and Futures			(49)	(49)			(189,681,932)	(189,681,932)	(189,681,981)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			173	173			857,628,858	857,628,858	857,629,031

Net Income (Loss)			120	120			655,567,052	655,567,052	655,567,172

Balance at September 30, 2012	40	$1,000	$150	$1,150	233,400,000	$5,729,954,564	$977,392,132	$6,707,346,696	$6,707,347,846

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

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2012

	General Shares				Shares
	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Shares	Paid in Capital	Accumulated Earnings (Deficit)	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2012	40	$1,000	$73	$1,073	203,800,000	$4,872,481,564	$594,899,932	$5,467,381,496	$5,467,382,569

Sale of Shares					53,200,000	1,486,852,502		1,486,852,502	1,486,852,502

Redemption of Shares					(23,600,000)	(629,379,502)		(629,379,502)	(629,379,502)

Net Income (Loss)

Net investment income (loss)			(8)	(8)			(37,127,638)	(37,127,638)	(37,127,646)

Net realized gain (loss) on United States Treasury Obligations and Futures			(90)	(90)			(448,119,657)	(448,119,657)	(448,119,747)

Net change in unrealized gain (loss) on United States Treasury Obligations and Futures			175	175			867,739,495	867,739,495	867,739,670

Net Income (Loss)			77	77			382,492,200	382,492,200	382,492,277

Balance at September 30, 2012	40	$1,000	$150	$1,150	233,400,000	$5,729,954,564	$977,392,132	$6,707,346,696	$6,707,347,846

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

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net Income (Loss)	$382,492,277	$(412,434,530)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(17,711,121,495)	(17,564,337,576)
Proceeds from securities sold and matured	17,239,366,177	16,609,391,466
Net accretion of discount on United States Treasury Obligations	(2,708,200)	(3,433,895)
Net realized (gain) loss on United States Treasury Obligations	(16,347)	(37,252)
Net change in unrealized (gain) loss on United States Treasury Obligations and futures	(867,739,670)	1,038,456,475
Change in operating receivables and liabilities:
Management fee payable	5,201,315	683,772
Other assets	—	1,000
Receivable for LME contracts	(14,688,448)	5,640,738
Payable for LME contracts	(17,231,831)	4,308,763
Brokerage fee payable	(1,430)	335,849

Net cash provided by (used for) operating activities	(986,447,652)	(321,425,190)

Cash flows from financing activities:
Proceeds from sale of Shares	1,486,852,502	1,452,358,698
Change in Receivable for Shares issued	10,730,876	—
Redemption of Shares	(629,379,502)	(714,432,470)

Net cash provided by (used for) financing activities	868,203,876	737,926,228

Net change in cash held by broker	(118,243,776)	416,501,038
Cash held by broker at beginning of period	542,289,641	51,931,994

Cash held by broker at end of period	$424,045,865	$468,433,032

See accompanying notes to unaudited financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2012

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

This report covers the three months ended September 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended September 30, 2012” and the “Three Months Ended September 30, 2011”, respectively) and the nine months ended September 30, 2012 and 2011 (hereinafter referred to as the “Nine Months Ended September 30, 2012” and the “Nine Months Ended September 30, 2011”, respectively).

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

The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Fund’s commodity broker as margin. The Fund does not employ leverage. As of September 30, 2012 and December 31, 2011, the Fund had $6,701,764,835 (or 99.78%) and $ 5,477,786,076 (or 99.80%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $392,883,777 (or 5.86%) and $ 425,657,099 (or 7.77%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2012 and December 31, 2011. For additional information, please see the unaudited Schedule of Investments as of September 30, 2012 and the audited Schedule of Investments as of December 31, 2011 for details of the Fund’s portfolio holdings.

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

The Managing Owner

The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred Management Fees of $13,320,547 and $13,105,781, respectively. Management Fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $38,825,617 and $38,205,824, respectively. As of September 30, 2012 and December 31, 2011, Management Fees payable to the Managing Owner were $9,102,007 and $3,900,692, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2012 and 2011, the Fund incurred brokerage fees of $303,699 and $3,485, respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2012 and 2011 by the Fund were $988,074 and $1,124,873, respectively. As of September 30, 2012 and December 31, 2011, brokerage fees payable were $430 and $1,860, respectively.

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

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU No. 2011-04 requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years, entities are required to disclose the following:

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

There were no Level 2 or Level 3 holdings as of September 30, 2012 and December 31, 2011.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. Included in the United States Treasury Obligations as of September 30, 2012 and December 31, 2011 were holdings of $392,883,777 and $425,657,099, respectively, which were restricted and held against initial margin of the open futures contracts.

(f) Cash Held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments, with original maturities of three months or less, when purchased. As of September 30, 2012, the Fund had $424,045,865 of cash held by the Commodity Broker. As of December 31, 2011, the Fund had $542,289,641 of cash held by the Commodity Broker, of which $376,223,544 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. There were no cash equivalents held by the Fund as of September 30, 2012 and December 31, 2011.

(g) Receivable/ (Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity future contracts on the London Metals Exchange (“LME”). For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2012, the Fund had a receivable from the LME of $14,688,448 related to net realized gains on LME contracts. As of December 31, 2012, the Fund had a payable to the LME of $17,231,831 related to net realized losses on LME contracts.

Certain amounts reported in prior years have been reclassified to conform to the September 30, 2012 presentation. Net income and shareholders’ equity were not affected by these reclassifications.

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

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States 2009.

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of September 30, 2012 and December 31, 2011, the futures contracts held by the Fund were in a net unrealized appreciation position of $491,359,456 and a net unrealized depreciation position of $376,223,544, respectively.

(j) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011.

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

(n) Non-Recurring and Unusual Fees and Expenses

The Fund pays all fees and expenses which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2012 and 2011 and the Nine Months Ended September 30, 2012 and 2011, the Fund did not incur such expenses.

(5) Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon the fair value hierarchy discussed in

Note 4(c).

Assets and Liabilities Measured at Fair Value were as follows:

	September 30, 2012	December 31, 2011
United States Treasury Obligations (Level 1)	$5,786,356,514	$5,311,719,979
Commodity Futures Contracts (Level 1)	$491,359,456	$(376,223,544)

There were no Level 2 or Level 3 holdings as of September 30, 2012 and December 31, 2011.

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

(c) Share Transactions

Summary of Share Transactions for the Three Months Ended September 30, 2012 and 2011

and the Nine Months Ended September 30, 2012 and 2011

	Shares Three Months Ended		Paid in Capital Three Months Ended		Shares Nine Months Ended		Paid in Capital Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Shares Sold	22,400,000	14,600,000	$623,655,448	$429,814,372	53,200,000	49,200,000	$1,486,852,502	$1,452,358,698
Shares Redeemed	(4,200,000)	(11,800,000)	(116,365,794)	(333,914,708)	(23,600,000)	(24,800,000)	(629,379,502)	(714,432,470)

Net Increase/ (Decrease)	18,200,000	2,800,000	$507,289,654	$95,899,664	29,600,000	24,400,000	$857,473,000	$737,926,228

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

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2012, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2012 and 2011 and for the Nine Months Ended September 30, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Asset Value
Net asset value per Share, beginning of period	$25.76	$29.16	$26.83	$27.57
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures	3.04	(3.18)	2.08	(1.47)
Net investment income (loss)	(0.06)	(0.06)	(0.17)	(0.18)

Net income (loss)	2.98	(3.24)	1.91	(1.65)
Net asset value per Share, end of period	$28.74	$25.92	$28.74	$25.92

Market value per Share, beginning of period	$25.75	$28.96	$26.84	$27.55

Market value per Share, end of period	$28.68	$25.75	$28.68	$25.75

Ratio to average Net Assets*
Net investment income (loss)	(0.79)%	(0.81)%	(0.81)%	(0.80)%

Total expenses	0.87%	0.85%	0.87%	0.87%

Total Return, at net asset value **	11.57%	(11.11)%	7.12%	(5.98)%

Total Return, at market value **	11.38%	(11.08)%	6.86%	(6.53)%

*	Percentages are annualized.
**	Percentages are not annualized.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	12.375
Heating Oil	12.375
RBOB Gasoline	12.375
Natural Gas	5.500
Brent Crude	12.375
Gold	8.000
Silver	2.000
Aluminum	4.166
Zinc	4.167
Copper Grade A	4.167
Corn	5.625
Wheat	5.625
Soybeans	5.625
Sugar	5.625

Closing Level on Base Date:	100.000

The following table reflects the Fund’s weights for each Index Commodity as of September 30, 2012:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	11.62
Heating Oil	12.21
RBOB Gasoline	13.06
Natural Gas	4.18
Brent Crude	12.62
Gold	7.70
Silver	1.93
Aluminum	3.88
Zinc	4.19
Copper Grade A	4.30
Corn	6.83
Wheat	5.91
Soybeans	7.26
Sugar	4.31

Closing Level as of September 30, 2012	100.00

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

Performance Summary

This Report covers the three months ended September 30, 2012 and 2011 (hereinafter referred to as the “Three Months Ended September 30, 2012” and the “Three Months Ended September 30, 2011”, respectively) and the nine months ended September 30, 2012 and 2011 (hereinafter referred to as the “Nine Months Ended September 30, 2012” and the “Nine Months Ended September 30, 2011”, respectively). The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012 and the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2012 and the Nine Months Ended September 30, 2012

and for the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2011

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
Underlying Index	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
DB Light Crude Oil Indices	15.13%	(12.58)%	8.93%	2.02%
DB Heating Oil Indices	12.51%	(10.84)%	6.41%	2.85%
DB Aluminum Indices	8.49%	(15.56)%	0.03%	(14.53)%
DB Gold Indices	10.30%	7.77%	12.41%	13.48%
DB Corn Indices	19.17%	(4.51)%	29.08%	5.48%
DB Wheat Indices	8.71%	(6.91)%	11.01%	(32.42)%
DB RBOB Gasoline Indices	18.63%	(9.28)%	12.59%	6.25%
DB Natural Gas Indices	7.68%	(15.61)%	(6.71)%	(19.66)%
DB Silver Indices	24.90%	(13.68)%	23.29%	(3.41)%
DB Zinc Indices	10.55%	(21.07)%	11.10%	(25.52)%
DB Copper Grade A Indices	6.89%	(25.44)%	7.60%	(25.48)%
DB Soybeans Indices	12.16%	(8.88)%	33.03%	(9.86)%

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
Underlying Index	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
DB Sugar Indices	(3.37)%	(2.77)%	(14.97)%	(5.51)%
DB Brent Crude Indices	6.03%	(19.29)%	(7.78)%	(17.01)%

AGGREGATE RETURNS	11.51%	(10.89)%	7.59%	(5.92)%

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

Operating Activities

Net cash flow used for operating activities was $986.4 million and $321.4 million for the Nine Months Ended September 30, 2012 and 2011, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2012, $17,711.1 million was paid to purchase United States Treasury Obligations and $17,239.4 million was received from sales and maturing contracts. During the Nine Months Ended September 30, 2011, $17,564.3 million was paid to purchase United States Treasury Obligations and $16,609.4 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures increased by $867.7 million and decreased by $1,038.5 million during the Nine Months Ended September 30, 2012 and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $868.2 million and $737.9 million during the Nine Months Ended September 30, 2012 and 2011, respectively. This included $1,486.9 million and $1,452.4 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2012 and 2011, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

SEPTEMBER 30, 2012 AND 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Three Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 11.38% from $25.75 per Share to $28.68 per Share. The Share price low and high for the Three Months Ended September 30, 2012 and related change from the Share price on June 30, 2012 was as follows: Shares traded from a low of $25.70 per Share (-0.19%) on July 2, 2012, to a high of $29.73 per Share (+15.46%) on September 14, 2012.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2012, the net asset value of each Share increased 11.57% from $25.76 per Share to $28.74 per Share. Rising futures contracts prices for brent crude oil, heating oil, gold, aluminum, zinc, copper grade A, RBOB gasoline, corn, wheat, soybean, light crude oil, natural gas and silver were partially offset by lower futures contract prices for sugar during the Three Months Ended September 30, 2012 contributing to an overall 11.51% increase in the level of the DBIQ-OY Diversified TR™.

Net income for the Three Months Ended September 30, 2012 was $655.6 million, resulting from $1.2 million of interest income, net realized loss of $189.6 million, net unrealized gains of $857.6 million and operating expenses of $13.6 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Fund Share Price Performance

For the Nine Months Ended September 30, 2012, the NYSE Arca market value of each Share increased 6.86% from $26.84 per Share to $28.68 per Share. The Share price low and high for the Nine Months Ended September 30, 2012 and related change from the Share price on December 31, 2011 was as follows: Shares traded from a low of $24.15 per Share (-10.02%) on June 21, 2012, to a high of $29.78 per Share (+10.95%) on March 1, 2012.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2012, the net asset value of each Share increased 7.12% from $26.83 per Share to $28.74 per Share. Rising futures contracts prices for heating oil, aluminum, RBOB gasoline, light crude oil, corn, gold, wheat, zinc, copper grade A, soybean and silver were partially offset by lower futures contract prices for brent crude oil, sugar and natural gas during the Nine Months Ended September 30, 2012 contributing to an overall 7.59% increase in the level of the DBIQ-OY Diversified TR™.

Net income for the Nine Months Ended September 30, 2012 was $382.5 million, resulting from $2.7 million of interest income, net realized loss of $448.1 million, net unrealized gain of $867.7 million and operating expenses of $39.8 million.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$6,716,450,283	1.04%	$162,836,412	0

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2011.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$5,488,516,952	1.31%	$167,938,883	2

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2012 by market sector.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Martin Kremenstein, its Chief Executive Officer, and Michael Gilligan, its Chief Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended September 30, 2012	4,200,000	$27.71
Three Months Ended September 30, 2011	11,800,000	$28.30

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

The information below is provided pursuant to CFTC Rule 4.24 which requires the disclosure of material actions that occurred within the last 5 years, including certain resolved matters.

At any given time and in the ordinary course of their business, Deutsche Bank Securities Inc. (“DBSI”) is involved in and subject to a number of legal actions, administrative proceedings and regulatory examinations, inquiries and investigations, which, in the aggregate, are not, as of the date of this disclosure document, expected to have a material effect upon their condition, financial or otherwise, or to materially impair their ability to perform their obligation as a clearing member or in rendering services to each Fund. Except as disclosed below, there have been no administrative, civil or criminal proceedings pending, on appeal or concluded against DBSI or its principals within the five years preceding the date of this disclosure document that DBSI would deem material for purposes of Part 4 of CFTC regulations.

Tax-Related Litigation

Deutsche Bank AG (the “Bank”), along with certain affiliates, including DBSI, and current and/or former employees (collectively referred to as Deutsche Bank), have collectively been named as defendants in a number of legal proceedings brought by customers in various tax-oriented transactions. Deutsche Bank provided financial products and services to these customers, who were advised by various accounting, legal and financial advisory professionals. The customers claimed tax benefits as a result of these transactions, and the United States Internal Revenue Service (IRS) has rejected those claims. In these legal proceedings, the customers allege that the professional advisors, together with Deutsche Bank, improperly misled the customers into believing that the claimed tax benefits would be upheld by the IRS. The legal proceedings are pending in state and federal courts, and claims against Deutsche Bank are alleged under both U.S. state and federal law. Approximately 106 legal proceedings have been resolved and dismissed with prejudice with respect to Deutsche Bank. A number of other legal proceedings remain pending as against Deutsche Bank and are currently at various pre-trial stages, including discovery. Deutsche Bank has received a number of unfiled claims as well, and has resolved certain of those unfiled claims, though others remain pending against Deutsche Bank. The Bank does not expect these pending legal proceedings and unfiled claims to have a significant effect on its financial position or profitability.

Mortgage-Related and Asset Backed Securities Matters

The Bank and its affiliates, including DBSI (collectively referred to as Deutsche Bank), have received subpoenas and requests for information from certain regulators and government entities concerning its activities regarding the origination, purchase, securitization, sale and/or trading of mortgage loans, residential mortgage backed securities (RMBS), collateralized debt obligations, asset backed commercial paper and credit derivatives. Deutsche Bank is cooperating fully in response to those subpoenas and requests for information.

Deutsche Bank has been named as defendant in numerous civil litigations in various roles as issuer or underwriter in RMBS offerings. These cases include purported class action suits, actions by individual purchasers of securities, and actions by insurance companies that guaranteed payments of principal and interest for particular tranches of securities offerings. Although the allegations vary by lawsuit, these cases generally allege that the RMBS offering documents contained material misrepresentations and omissions, including with regard to the underwriting standards pursuant to which the underlying mortgage loans were issued, or assert that various representations or warranties relating to the loans were breached at the time of origination.

Deutsche Bank and several current or former employees were named as defendants in a putative class action commenced on June 27, 2008, relating to two Deutsche Bank-issued RMBS offerings. Following a mediation, the court has approved a settlement of the case.

Deutsche Bank is a defendant in putative class actions relating to its role, along with other financial institutions, as underwriter of RMBS issued by various third-parties and their affiliates including Countrywide Financial Corporation, IndyMac MBS, Inc., Novastar Mortgage Corporation, and Residential Accredit Loans, Inc. These cases are in various stages up through discovery. On March 29, 2012, the court dismissed with prejudice and without leave to replead the putative Novastar Mortgage Corporation class action, which the plaintiffs have appealed.

Deutsche Bank is a defendant in various non-class action lawsuits by alleged purchasers of, and counterparties involved in transactions relating to, RMBS, and their affiliates, including Allstate Insurance Company, Asset Management Fund, Assured Guaranty Municipal Corporation, Baverische Landesbank, Cambridge Place Investments Management Inc., the Federal Deposit Insurance Corporation (as conservator for Franklin Bank S.S.B., Citizens National Bank and Strategic Capital Bank), the Federal Home Loan Bank of Boston, the Federal Home Loan Bank of San Francisco, the Federal Home Loan Bank of Seattle, the Federal Housing Finance Agency (as conservator for Fannie Mae and Freddie Mac), John Hancock Insurance Company, Mass Mutual Life Insurance Company, Phoenix Light SF Limited, Sealink Funding Ltd., Stichting Pensioenfonds ABP, The Charles Schwab Corporation, The Union Central Life Insurance Company, The Western and Southern Life Insurance Co. and the West Virginia Investment Management Board. These civil litigations are in various stages up through discovery.

In the actions against Deutsche Bank solely as an underwriter of other issuers’ RMBS offerings, Deutsche Bank has contractual rights to indemnification from the issuers, but those indemnity rights may in whole or in part prove effectively unenforceable where the issuers are now or may in the future be in bankruptcy or otherwise defunct.

On February 6, 2012, the United States District Court for the Southern District of New York issued an order dismissing claims brought by Dexia SA/NV and Teachers Insurance and Annuity Association of America, and their affiliates. The court dismissed some of the claims with prejudice and granted the plaintiffs leave to replead other claims.

On July 16, 2012, the Fourth Judicial District for the State of Minnesota dismissed Deutsche Bank from a litigation brought by Moneygram Payment Systems, Inc. (Moneygram) relating to investments in RMBS, collateralized debt obligations and credit-linked notes. The court further denied Moneygram’s motion for reconsideration.

A number of other entities have threatened to assert claims against Deutsche Bank in connection with various RMBS offerings and other related products, and Deutsche Bank has entered into agreements with a number of these entities to toll the relevant statute of limitations. It is possible that these potential claims may have a material impact on Deutsche Bank.

On May 3, 2011, the United States Department of Justice (USDOJ) filed a civil action against Deutsche Bank AG and MortgageIT, Inc. (MIT) in the United States District Court for the Southern District of New York. The USDOJ filed an amended complaint on August 22, 2011. The amended complaint, which asserts claims under the U.S. False Claims Act and common law, alleges that Deutsche Bank AG, DB Structured Products, Inc., MIT, and DBSI submitted false certifications to the Department of Housing and Urban Development’s Federal Housing Administration (FHA) concerning MIT’s compliance with FHA requirements for quality controls and concerning whether individual loans qualified for FHA insurance. As set forth in the amended complaint, the FHA has paid $368 million in insurance claims on mortgages that are allegedly subject to false certifications. The amended complaint seeks recovery of treble damages and indemnification of future losses on loans insured by FHA, and as set forth in the filings, the government seeks over $1 billion in damages. On September 23, 2011, the defendants filed a motion to dismiss the amended complaint. Following a hearing on December 21, 2011, the court granted the USDOJ leave to file a second amended complaint. On May 10, 2012, Deutsche Bank settled this litigation with the USDOJ for $202.3 million.

On May 8, 2012, Deutsche Bank reached a settlement with Assured Guaranty Municipal Corporation (Assured) regarding claims on certain RMBS issued and underwritten by Deutsche Bank that are covered by financial guaranty insurance provided by Assured. Pursuant to this settlement, Deutsche Bank made a payment of $166 million and agreed to participate in a loss share arrangement to cover a percentage of Assured’s future losses on certain RMBS issued by Deutsche Bank. All of Deutsche Bank’s currently expected payments pursuant to this settlement were provisioned in previous quarters. This settlement resolves two litigations with Assured relating to financial guaranty insurance and limits claims in a third litigation where all the underlying mortgage collateral was originated by Greenpoint Mortgage Funding, Inc. (a subsidiary of Capital One), which is required to indemnify Deutsche Bank.

Auction Rate Securities

The Bank and DBSI, including a division of DBSI, have been named as defendants in 21 individual actions asserting various claims under the federal securities laws and state common law arising out of the sale of auction rate securities (ARS). Of those 21 actions, four are pending and 17 have been resolved and dismissed with prejudice. The Bank and DBSI were the subjects of a putative class action, filed in the United States District Court for the Southern District of New York, asserting various claims under the federal securities laws on behalf of all persons or entities who purchased and continue to hold ARS offered for sale by the Bank and DBSI between March 17, 2003 and February 13, 2008. In December 2010, the court dismissed the putative class action with prejudice. After initially filing a notice of appeal, the plaintiff voluntarily withdrew and dismissed the appeal in December 2011. The Bank was also named as a defendant, along with ten other financial institutions, in two putative class actions, filed in the United States District Court for the Southern District of New York, asserting violations of the antitrust laws. The putative class actions allege that the defendants conspired to artificially support and then, in February 2008, restrain the ARS market. On or about January 26, 2010, the court dismissed the two putative class actions. The plaintiffs have filed appeals of the dismissals.

Trust Preferred Securities

The Bank and certain of its affiliates and officers, including DBSI, are the subject of a consolidated putative class action, filed in the United States District Court for the Southern District of New York, asserting claims under the federal securities laws on behalf of persons who purchased certain trust preferred securities issued by Deutsche Bank and its affiliates between October 2006 and May 2008. Claims are asserted under sections 11, 12(a)(2), and 15 of the Securities Act of 1933. An amended and consolidated class action complaint was filed on January 25, 2010. On August 19, 2011, the court granted in part and denied in part the defendants’ motion to dismiss. Defendants have moved for reconsideration of the portion of the decision denying the motion to dismiss. On September 20, 2011, plaintiffs filed a second amended complaint, which no longer includes claims based on the October 2006 issuance of securities.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund - September 30, 2012 (unaudited) and December 31, 2011, (ii) the Unaudited Schedule of Investments of PowerShares DB Commodity Index Tracking Fund - September 30, 2012, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund - December 31, 2011, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund - Three Months Ended September 30, 2012 and 2011 and Nine Months Ended September 30, 2012 and 2011, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund - Three Months Ended September 30, 2012, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund - Three Months Ended September 30, 2011, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund - Nine Months Ended September 30, 2012, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund - Nine Months Ended September 30, 2011, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund - Nine Months Ended September 30, 2012 and 2011, and (x) Notes to Unaudited Financial Statements of PowerShares DB Commodity Index Tracking Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

By:	DB Commodity Services LLC, its Managing Owner

By:	/S/ MARTIN KREMENSTEIN

Name:	Martin Kremenstein
Title:	Chief Executive Officer

By:	/S/ MICHAEL GILLIGAN

Name:	Michael Gilligan
Title:	Chief Financial Officer

Dated: November 2, 2012