Form 10-K/A
period 2012-12-31
PowerShares DB Commodity Index Tracking Fund
filed 2013-03-29
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $5,541,400,000

Number of Common Units of Beneficial Interest outstanding as of February 28, 2013: 251,600,000

Explanatory Note

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Annual Report”) filed with the Securities and Exchange Commission on February 22, 2013 is filed to disclose information required by Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012.

Except as noted above, this Amendment does not reflect events occurring after the filing of the Original Annual Report and the Original Annual Report has not been updated to reflect any events, results or developments concerning our business, financial condition or results of operations that occurred subsequent to the filing date of the Original Annual Report, or to modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings. Readers should be advised that this Form 10-K/A continues to describe conditions as of the date of the Original Annual Report.

PART I

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

The following disclosure has been provided by our affiliate Deutsche Bank AG, which has indicated that it intends to include such disclosure in its Annual Report on Form 20-F for the year ended December 31, 2012 to be filed with the Securities and Exchange Commission in April 2013. All references in the following disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its consolidated subsidiaries. None of the disclosed activities or transactions were conducted by the Registrant.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012

Under Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the U.S. Securities Exchange Act of 1934, as amended, we are required to disclose certain of our activities and those of our affiliates relating to Iran and to other persons sanctioned by the U.S. under programs relating to terrorism and proliferation of weapons of mass destruction that occurred during the twelve-month period covered by this report. We describe below a number of potentially disclosable activities. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.

Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of a number of banking consortia, we entered into a number of financing arrangements, ten of which remained outstanding early in 2012 (including two framework agreements that cover a total of 17 individual credit agreements), with the National Iranian Oil Company, the National Petrochemical Company, Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing various European and Asian national governments. The obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by the National Iranian Oil Company, the National Petrochemical Company and/or their trading subsidiaries to buyers, mostly in Asia. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are paid by the buyers of the oil and oil products. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to freeze the accounts in light of the overall sanction environment.

During 2012, € 266 million was paid into the escrow accounts, and we, in our role as escrow agent, distributed to the participants in the banking consortia € 696 million including portions attributable to us totaling € 29 million.

Without being either agent or arranger and in our role as mere lender participant we received approximately € 10.2 million of repayments in principal and interest in 2012 and passed on from this approximately € 5.1 million to other participants in such arrangements.

We generated revenues in 2012 of approximately € 3.6 million in respect of these financing arrangements, of which approximately € 3.3 million consisted of escrow account revenues, € 0.3 million consisted of loan interest revenues and € 20,000 consisted of fee revenues.

Pursuant to ongoing negotiations with the borrowers, the two above-mentioned framework agreements together with all the individual loan agreements concluded thereunder were prepaid in 2012. Such repayments consisted of National Iranian Oil Company’s overall obligation amounting to € 440 million, of which our portion was € 5 million, and National Petrochemical Company’s overall obligation amounting to € 109 million, of which our portion was € 7 million. Neither prepayment generated revenues for us. Another two financing agreements amounting to € 4.43 million were repaid in accordance with their terms in 2012. Accordingly, only six outstanding financing arrangements remained as of December 31, 2012. Our portion of the remaining loan facilities amounted to € 35 million as of December 31, 2012. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Portions of the undrawn commitments under two of the financing agreements referred to above under which the National Petrochemical Company and its group entities are borrowers were cancelled during 2012. Under one of these, € 28 million of the total € 42 million undrawn commitment was terminated during 2012. Our portion of this cancelled commitment was € 3 million. Due to the export credit agency coverage, the remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. In addition, a total remaining undrawn commitment of € 766,000 (of which our portion was € 48,000) was cancelled during 2012. Our remaining undrawn commitment is € 1.3 million. We do not intend to make further disbursements upon this undrawn commitment.

A wholly-owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we have agreed to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Sepah, Bank Tejarat and National Petrochemical Company. In that capacity, it received approximately € 20 million in repayments of principal and interest in 2012, part of which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amounts received, BHF-BANK passed on approximately € 1.5 million to participants in such arrangements. In 2012, BHF-BANK’s gross revenues from this business were approximately € 272,000 and their net profits were less than this amount.

Money Transfers From Escrow Accounts. A single payment of € 6,500 was paid in early 2012 out of a balance in excess of the amount required to be maintained in escrow on one of the escrow accounts referred to above. This payment was made to a German exporter unrelated to the financing agreement to which the escrow account relates. In addition, a single payment of € 250,000 was made in 2012 from one of the escrow accounts described above to the account of the hospital of a state university in North Rhine-Westphalia in Aachen, Germany, as an advance payment on behalf of Iranian victims of a refinery explosion being transported to Germany for treatment.

Legacy Contractual Obligations Related to Guarantees. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to refrain from issuing new guarantees to Iranian or Iran-related beneficiaries. Although these pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. In 2012, we exited many of these guarantees, but a number are still outstanding, having an aggregate face amount of approximately € 8.7 million as of year-end 2012. We paid approximately € 1,100 in cancellation fees in 2012 in respect of these guarantees into frozen accounts of the relevant Iranian banks at European financial institutions. Additionally, we paid approximately € 35,000 from the accounts of the instructing parties to the Iranian banks that issued guarantees. The gross revenues from this business were approximately € 60,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to relevant Syrian banks. The aggregate face amount of these legacy guarantees was approximately € 9.0 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 80,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of € 320 to the frozen account of a Syrian bank.

BHF-BANK, based on similar legacy guarantees issued before 2012, paid commissions and charges of € 60,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received approximately € 140,000 in fees from the non-Iranian parties for which the guarantees were issued. No new guarantees were issued relating to such business in 2012. The aggregate face amount of these legacy guarantees was approximately € 23.5 million as of December 31, 2012.

BHF-BANK also has outstanding legacy guarantees in relation to relevant Syrian banks. The aggregate face amount of these legacy guarantees was below € 0.5 million, no payments to relevant Syrian banks were made, the gross revenues received from non-Syrian parties for these guarantees were less than € 5,000 and the net profit derived from these activities was less than this amount.

We intend to exit these arrangements in the coming years as soon as possible.

Payments. We received less than 30 payments adding up to approximately € 5.2 million in favor of non-Iranian clients in Germany, the Netherlands and Abu Dhabi, which payments stemmed ultimately from relevant Iranian entities. These figures include relevant payments in favor of clients of our subsidiary Postbank. Revenues for these incoming payments were less than € 10,000.

We received from a relevant Syrian bank a payment of approximately € 2.2 million on behalf of a European public institution.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French Central Bank accept fund transfers from these Iranian banks and disburse them to the applicable mainly German payees, some of whom hold accounts with us. In 2012, we received approximately € 80 million in such disbursements in less than 1,500 transactions via the German and French Central Banks in respect of payments from the above-mentioned Iranian banks, and the net profits derived from these payments were negligible (less than one euro per transaction). Relevant transactions of our subsidiary Postbank are included in these figures. In general we intend to continue this business.

Out of these transactions we passed on three payments totaling € 1 million to another European bank in favor of one of their clients, a relevant Iranian entity (revenues were less than one euro per transaction). We do not intend to execute payments like this in future.

The German Bundesbank also accepts fund transfers in favor of the mentioned Iranian bank branches and freezes the relevant amounts under applicable law. By using this avenue, our subsidiary Postbank on behalf of its clients transferred to two of the Iranian banks mentioned above one payment each, totaling € 65,608 (revenues were less than one euro per transaction). We do not intend to execute payments like this in future.

BHF-BANK is, by request of the German Bundesbank, maintaining accounts for Bank Sepah in Frankfurt, Germany, which is frozen under European sanctions law. In 2012, the total volume of outgoing payments from these accounts was approximately € 4.5 million, which payments were made with the consent of the competent authorities in Germany under applicable law. In 2012, the gross revenues from this activity were approximately € 37,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies. Iranian embassies and consulates in Germany and the Netherlands also hold accounts with us. These accounts exist to fund the day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. Additionally, Deutsche Bank Netherlands N.V. has a relationship with the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 15 million in 2012, which payments were made with the consent of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 50,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations with various European countries and the United Nations. We intend to continue these activities.

Activities of Entities in Which We Have Interests. Section 13(r) requires us to provide the specified disclosure with respect to ourselves and our “affiliates,” as defined in Exchange Act Rule 12b-2. Although we have minority equity interests in certain entities that could arguably result in these entities being deemed “affiliates,” we do not have the authority or the legal ability to acquire in every instance the information from these entities that would be necessary to determine whether they are engaged in any disclosable activities under Section 13(r). In some cases, legally independent entities are not permitted to disclose the details of their activities to us because of German privacy and data protection laws or the applicable banking laws and regulations. In such cases, voluntary disclosure of such details could violate such legal and/or regulatory requirements and subject the relevant entities to criminal prosecution or regulatory investigations.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC, its Managing Owner

		By:	/S/ MARTIN KREMENSTEIN
		Name:	Martin Kremenstein
		Title:	Chief Executive Officer

Dated: March 29, 2013		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Chief Financial Officer