Form 10-K
period 2013-12-31
PowerShares DB Commodity Index Tracking Fund
filed 2014-03-03
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. $6,071,408,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2014: 218,400,000

i

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

ii

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Fund. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Newedge USA LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. has executed a Participant Agreement and are the only Authorized Participants.

Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund. The Index is intended to reflect the change in market value of the commodity sector. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”), Silver, Soybeans, Sugar and Zinc (the “Index Commodities”).

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

The Fund does not borrow money to increase leverage. As of December 31, 2013 and December 31, 2012, the Fund had $6,799,938,046 (or 100.00%) and $6,614,804,375 (or 100.00%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $347,808,276 (or 5.12%) and $381,122,419 (or 5.76%), of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of December 31, 2013 and 2012, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2013 and 2012 for details of the Fund’s portfolio holdings.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil (WTI)	12.37
Heating Oil	12.37
RBOB Gasoline	12.37
Natural Gas	5.49
Brent Crude	12.37
Gold	8.00
Silver	2.00
Aluminum	4.17
Zinc	4.17
Copper Grade A	4.17
Corn	5.63
Wheat	5.63
Soybeans	5.63
Sugar	5.63

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2013:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	12.58
Heating Oil	12.91
RBOB Gasoline	12.75
Natural Gas	6.05
Brent Crude	12.89
Gold	7.37
Silver	1.78
Aluminum	4.05
Zinc	4.35
Copper Grade A	4.21
Corn	5.32
Wheat	5.11
Soybeans	5.42
Sugar	5.21

Closing Level as of December 31, 2012	100.00

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

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 1, 2014, and the Delivery Month of the Index Commodity futures contract currently in the Index is November 2014, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2014 and the Delivery Month of an Index Commodity futures contract currently in the Index is November 2014, the Delivery Month of an eligible new Index Commodity futures contract must be between December 2014 and October 2015. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Managing Owner’s main business offices are located at 60 Wall Street, New York, New York 10005, telephone (212) 250-5883.

The Fund pays the Managing Owner a management fee (the “Management Fee”) , monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

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

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade1 for the Years Ended December 31, 2013, 2012 and 2011.

The Administrator, Custodian and Transfer Agent

The Managing Owner, on behalf of the Fund, has appointed The Bank of New York Mellon as the administrator (the “Administrator”) of the Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York Mellon serves as custodian (the “Custodian”) of the Fund and has entered into a Global Custody Agreement (the “Custody Agreement”) in connection therewith. The Bank of New York Mellon serves as the transfer agent (the “Transfer Agent”) of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

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

[1]	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

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

Invesco Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Distributors, Inc. (“Invesco Distributors”), an affiliate of Invesco PowerShares Capital Management LLC, the Managing Owner, on behalf of the Fund, has appointed Invesco Distributors as a marketing agent. Invesco Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the Fund’s prospectus. Invesco Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

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

The CEAct and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the CEAct or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund. The CEAct gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Managing Owner. If the registration of a managing owner as a commodity trading advisor were to be terminated, restricted or suspended, the managing owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund. The Fund is not registered with the CFTC in any capacity.

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

Pursuant to authority in the CEAct, the NFA was formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. NFA members are subject to NFA standards relating to fair trade practices, financial condition, and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund is not required to become a member of the NFA).

The CFTC has no authority to regulate trading on foreign commodity exchanges and markets.

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://www.dbxus.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

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

The net asset value per Share will change as fluctuations occur in the market value of its portfolio. Investors should be aware that the public trading price of a Basket may be different from the net asset value of a Basket (i.e., 200,000 Shares may trade at a premium over, or a discount to, net asset value of a Basket) and similarly the public trading price per Share may be different from the net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares are closely related, but not identical to, the same forces influencing the prices of the Index Commodities, trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed.

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the below table lists the trading hours for each of the Index Commodities which trade on the futures exchange set forth in the table:

Index Commodity	Exchange[1]	Trading Hours[2]
Corn Soybeans Wheat	CBOT	9:30 am – 2:15 pm
Sugar #11	ICE US	2:30 am – 2:00 pm
Aluminum	LME	6:55 am – 7:00 am 7:55 am – 8:00 am 8:20 am – 9:45 am 10:15 am – 10:20 am 10:55 am – 11:00 am 11:15 am – 12:00 pm

Copper – Grade A	LME	7:00 am – 7:05 am 7:30 am – 7:35 am 8:20 am – 9:45 am 10:10 am – 10:15 am 10:50 am – 10:55 am 11:15 am – 11:55 am

Zinc	LME	7:10 am – 7:15 am 7:50 am – 7:55 am 8:20 am – 9:45 am 10:05 am – 10:10 am 10:45 am – 10:50 am 11:15 am – 11:50 am

Light Sweet Crude Oil (WTI) Heating Oil Natural Gas RBOB	NYMEX	9:00 am – 2:30 pm

Brent Crude Oil	ICE EUR	8:00 pm – 6:00 pm3
Silver	COMEX	8:25 am – 1:25 pm
Gold	COMEX	8:20 am – 1:30 pm

Legend:

[1]	“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

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

The Index is composed of 14 Index Commodities, of which 10 Index Commodities are subject to speculative position limits imposed by either the CFTC or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. Pursuant to the statutory mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which was signed into law on July 21, 2010, the CFTC adopted final regulations on October 18, 2011, or the Regulations, which, in pertinent part, impose new federal position limits on futures and options on a subset of energy, metal, and agricultural commodities, or the Referenced Contracts, and economically equivalent swaps. The Referenced Contracts subject to the Regulations represent 75.125% of the original base weights of the Index Commodities. The Regulations were to go into effect 60 days after the term “swap” is further defined pursuant to Section 721 of the Dodd-Frank Act. However, on September 28, 2012, a federal court issued an order vacating the Regulations. On November 5, 2013, the CFTC re-proposed for public comment new position limits and an aggregation rule both of which are currently pending and have not yet been adopted.

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Corn	CBOT (C)	600 – Spot Month 33,000 – Single Month 33,000 – All Months Combined
Soybeans	CBOT (S)	600 – Spot Month 15,000 – Single Month 15,000 – All Months Combined
Wheat	CBOT (W)	600 – Spot Month 12,000 – Single Month 12,000 – All Months Combined

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Sugar #11	ICE US (SB)	5,000 – Spot Month 10,000 – Single Month 15,000 – All Months Combined
Light Sweet Crude Oil	NYMEX (CL)	3, 000 – Spot Month 10,000 – Single Month 20,000 – All Months Combined
Heating Oil	NYMEX (HO)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined
Natural Gas	NYMEX (NG)	1,000 – Spot Month 6,000 – Single Month 12,000 – All Months Combined
Silver	COMEX (SI)	1,500 – Spot Month 6,000 – Single Month 6,000 – All Months Combined
Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined
RBOB Gasoline	NYMEX (RB)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

Legend:

[1]	“CBOT” means the Board of Trade of the City of Chicago Inc., or its successor.

“ICE US” means ICE Futures U.S., Inc. or its successor.

“NYMEX” means the New York Mercantile Exchange or its successor.

“COMEX” means the Commodity Exchange Inc., New York or its successor.

[2]	Subject to any additional limitations on an exchange-by-exchange basis, as applicable.

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

The Shares Could Decrease in Value if Unanticipated Operational or Trading Problems Arise.

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

As the Managing Owner and its Principals have Been Operating Investment Vehicles like the Fund Since January 2006, their Experience May be Relatively Inadequate or Unsuitable to Manage the Fund.

The Managing Owner was formed to be the managing owner of investment vehicles such as the Fund and has been managing such investment vehicles since January 2006. The past performances of the Managing Owner’s management of other commodity pools are no indication of its ability to manage investment vehicles such as the Fund. If the experience of the Managing Owner and its principals is not relatively adequate or suitable to manage investment vehicles such as the Fund, the operations of the Fund may be adversely affected.

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

The following table reflects various measures of volatility* of the Index as calculated on an excess return basis**:

Volatility Type	Volatility
Daily volatility over full history	15.68%
Average rolling 3 month daily volatility	14.83%
Monthly return volatility	18.55%
Average annual volatility	14.80%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1997***	8.07%
1998	11.88%
1999	12.78%
2000	14.74%
2001	13.40%
2002	12.37%
2003	13.74%
2004	15.93%
2005	14.71%
2006	16.30%
2007	13.96%
2008	28.39%
2009	22.08%
2010	15.50%
2011	17.04%
2012	12.28%
2013**	8.47%

*	Volatility, for these purposes, means the following:

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

**	As of December 31, 2013.

***	As of September 3, 1997.

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.85% per annum. Additional charges include brokerage fees of approximately 0.08% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commission are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.05% per annum, based upon the yield on 3-month U.S. Treasury bills as of January 17, 2014. Because the Fund’s current interest income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption order settlement date, for (1) any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner and the Managing Owner in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

Historically, commodity futures’ returns have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Although commodity futures trading can provide a diversification benefit to investor portfolios because of its low to negative correlation with other financial assets, the fact that the Index is not 100% negatively correlated with financial assets such as stocks and bonds means that the Fund cannot be expected to be automatically profitable during unfavorable periods for the stock or bond market, or vice versa. If the Shares perform in a manner that correlates with the general financial markets or do not perform successfully, you will obtain no diversification benefits by investing in the Shares and the Shares may produce no gains to offset your losses from other investments.

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

Items of Income, Gain, Loss and Deduction With Respect to Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Fund in Allocating Such Tax Items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to the Fund’s Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Code and/or Treasury Regulations and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

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

The CEAct requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Fund could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker. The Commodity Broker may, from time to time, have been the subject of certain regulatory and private causes of action.

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

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund to terminate unless a substitute managing owner was obtained. Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund is a relatively new type of investment vehicle. The Fund competes with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

The Value of the Shares Will be Adversely Affected if the Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreement, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense either incurs without negligence or misconduct. That means the Managing Owner may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Fund and, consequently, the value of the Shares.

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2013	$28.59	$26.84
June 30, 2013	$27.31	$25.13
September 30, 2013	$27.02	$25.29
December 31, 2013	$26.29	$25.09

Quarter ended	High	Low
March 31, 2012	$29.78	$27.29
June 30, 2012	$29.17	$24.15
September 30, 2012	$29.73	$25.70
December 31, 2012	$28.95	$27.14

Holders

As of December 31, 2013, the Fund had 283,886 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders.

The Fund paid no distributions for the Year Ended December 31, 2013 or for the Year Ended December 31, 2012.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Non-Applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2013, 2012 and 2011:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2013	61,000,000	$25.92
Year Ended December 31, 2012	28,000,000	$26.81
Year Ended December 31, 2011	40,200,000	$27.89

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2013, 2012, 2011, 2010 and 2009 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 31, 2006.

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
Interest Income	$3,243,074	$4,070,308	$3,659,156	$5,081,450	$3,427,808
Net investment income (loss)	$(53,186,131)	$(50,196,333)	$(47,459,748)	$(34,384,042)	$(18,760,783)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(483,556,277)	$192,325,598	$(185,636,878)	$541,672,525	$499,850,835
Net Income (Loss)	$(536,742,408)	$142,129,265	$(233,096,626)	$507,288,483	$481,090,052
Net Income (Loss) per Share	$(2.11)	$0.89	$(0.74)	$2.92	$3.23
Distribution per Share	$—	$—	$—	$—	$—
Net increase (decrease) in cash	$(492,647,628)	$73,430,765	$490,357,648	$(191,882,102)	$(1,471,361,635)

	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
Total Assets	$6,799,938,046	$6,614,804,375	$5,488,516,952	$5,110,292,129	$4,390,954,240
Shares NAV	$25.61	$27.72	$26.83	$27.57	$24.65
General Shares NAV	$25.61	$27.73	$26.83	$27.58	$24.65

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended September 30, 2013	For the Three Months Ended December 31, 2013
Interest Income	$1,283,133	$883,702	$673,579	$402,660
Net investment income (loss)	$(13,395,179)	$(13,229,972)	$(13,514,023)	$(13,046,957)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(87,712,797)	$(534,632,947)	$176,525,355	$(37,735,888)
Net Income/(loss)	$(101,107,976)	$(547,862,919)	$163,011,332	$(50,782,845)
Increase/(decrease) in Net Asset Value	$185,654,866	$(726,369,365)	$391,935,214	$(762,284,663)
Net Income (loss) per Share	$(0.39)	$(2.22)	$0.70	$(0.20)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$385,954	$1,055,723	$1,244,368	$1,384,263
Net investment income (loss)	$(12,916,534)	$(11,831,234)	$(12,379,878)	$(13,068,687)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$398,981,438	$(647,308,565)	$667,947,050	$(227,294,325)
Net Income/(loss)	$386,064,904	$(659,139,799)	$655,567,172	$(240,363,012)
Increase/(decrease) in Net Asset Value	$974,034,480	$(896,926,029)	$1,162,856,826	$(99,808,422)
Net Income (loss) per Share	$1.88	$(2.95)	$2.98	$(1.02)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Newedge USA LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies LLC, Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. has executed a Participant Agreement and are the only Authorized Participants.

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

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position, except in certain instances where midday variation margin calls are made. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange-traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

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

Performance Summary

This Report covers the three months ended December 31, 2013, 2012 and 2011 ((herein referred to as the “Three Months Ended December 31, 2013”, the “Three Months Ended December 31, 2012” and the “Three Months Ended December 31, 2011”, respectively), and the years ended December 31, 2013, 2012 and 2011 (herein referred to as the “Year Ended December 31, 2013”, the “Year Ended December 31, 2012” and the “Year Ended December 31, 2011”, respectively).

Performance of the Fund and the exchange traded Shares are detailed below in “Results of Operations”. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The DBIQ Optimum Yield Diversified Commodity Index Total Return ™, (the “DBIQ-OY Diversified TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2013, 2012 and 2011 and the Years Ended December 31, 2013, 2012 and 2011” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended

December 31, 2013, 2012 and 2011 and the Years Ended December 31, 2013, 2012 and 2011

Underlying Index	AGGREGATE RETURNS
	Three Months Ended December 31, 2013	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011
DB Crude Oil Indices	0.88%	-0.34%	22.94%
DB Heating Oil Indices	3.78%	-1.68%	7.01%
DB Aluminum Indices	-4.03%	-2.63%	-6.51%
DB Gold Indices	-9.44%	-5.61%	-3.53%
DB Corn Indices	-6.97%	-7.75%	5.82%
DB Wheat Indices	-8.89%	-8.43%	1.41%
RBOB Gasoline Indices	1.45%	-3.16%	3.50%
Natural Gas Indices	7.48%	-6.42%	-22.33%
Brent Crude Indices	5.54%	1.20%	8.40%
Silver Indices	-11.06%	-12.59%	-7.07%
Zinc Indices	4.22%	-3.36%	-1.82%
Copper Grade A Indices	0.65%	-3.38%	8.01%
Soybeans Indices	-2.70%	-5.50%	0.57%
Sugar Indices	-6.94%	-3.64%	-5.25%

AGGREGATE RETURNS	-0.49%	-3.19%	3.75%

Underlying Index	AGGREGATE RETURNS
	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
DB Crude Oil Indices	7.14%	-8.09%	2.02%
DB Heating Oil Indices	2.13%	4.61%	10.06%
DB Aluminum Indices	-18.62%	-2.60%	-20.09%
DB Gold Indices	-28.71%	6.10%	9.48%
DB Corn Indices	-31.49%	19.08%	11.61%
DB Wheat Indices	-27.84%	1.66%	-31.47%
RBOB Gasoline Indices	3.88%	9.03%	9.96%
Natural Gas Indices	4.79%	-12.70%	-37.60%
Brent Crude Indices	5.50%	10.24%	10.59%
Silver Indices	-36.50%	7.77%	-10.24%
Zinc Indices	-6.74%	7.37%	-26.87%
Copper Grade A Indices	-7.97%	3.96%	-19.51%
Soybeans Indices	-4.16%	25.71%	-9.34%
Sugar Indices	-18.67%	-18.06%	-10.47%

AGGREGATE RETURNS	-6.55%	4.16%	-2.39%

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. The balance of the net assets is held in the Fund’s commodity trading account. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to 3 business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to 3 business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Redemption orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “ NSCC”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order and such fee is not borne by the Fund.

Cash Flows

The primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow (used for) operating activities was $(118.3) million, $(935.3) million and $(92.6) million during the Years Ended December 31, 2013, 2012, and 2011, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Year Ended December 31, 2013, $25,594.6 million was paid to purchase United States Treasury Obligations and $25.972.8 million was received from sales and maturing contracts. During the Year Ended December 31, 2012, $23,652.6 million was paid to purchase United States Treasury Obligations and $23,043.2 million was received from sales and maturing contracts. During the Year Ended December 31, 2011, $23,184.0 million was paid to purchase United States Treasury Obligations and $22,365.2 million was received from sales and maturing contracts. Unrealized appreciation on United States Treasury Obligations and futures decreased by $36.4 million, increased by $450.0 million and decreased by $939.7 million, during the Years Ended December 31, 2013, 2012, and 2011, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(374.3) million, $1,008.8 million, and $583.0 million during the Years Ended December 31, 2013, 2012, and 2011, respectively. This included $1,207.0 million, $1,759.5 million and $1,704.1 million from the sale of Shares to Authorized Participants during the Years Ended December 31, 2013, 2012, and 2011, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE YEARS ENDED

DECEMBER 31, 2013, 2012, AND 2011, AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Fund Share Price Performance

For the Year Ended December 31, 2013, the NYSE Arca market value of each Share decreased 7.63% from $27.78 per Share to $25.66 per Share. The Share price high and low for the Year Ended December 31, 2013 and related change from the Share price on December 31, 2012 was as follows: Shares traded from a high of $28.59 per Share (+2.92%) on February 5, 2013 to a low of $25.09 per Share (-9.68%) on November 7, 2013. No distributions were paid to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund, on a market value basis was -7.63%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2013, the net asset value of each Share decreased 7.61% from $27.72 per Share to $25.61 per Share. A decrease in the futures contract prices of Corn, Gold, Aluminum, Wheat, Zinc, Copper Grade A, Soybean, Sugar and Silver more than offset increases in the futures contract prices of Crude Oil, Brent Crude, Heating Oil, RBOB Gasoline and Natural Gas during the Year Ended December 31, 2013, resulting in an overall 6.55% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis was -7.61%.

Net loss for the Year Ended December 31, 2013 was $536.7 million, resulting from $3.2 million of interest income, net realized losses of $447.1 million, net change in unrealized loss of $36.4 million and operating expenses of $56.4 million.

For the Year Ended December 31, 2012, the net asset value of each Share increased 3.32% from $26.83 per Share to $27.72 per Share. Appreciation in futures contracts prices for Heating Oil, Corn, Gold, Copper Grade A, Soybean, Silver, Wheat, RBOB Gasoline, Brent Crude, and Zinc during the Year Ended December 31, 2012 more than offset depreciation for Crude Oil, Aluminum, Sugar and Natural Gas during that same period, contributing to an overall 4.16% increase in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund on a net asset value basis was 3.32%.

Net income for the Year Ended December 31, 2012 was $142.1 million, resulting from $4.1 million of interest income, net realized losses of $257.7 million, net change in unrealized gains of $450.0 million and operating expenses of $54.3 million.

For the Year Ended December 31, 2011, the net asset value of each Share decreased 2.68% from $27.57 per Share to $26.83 per Share. Falling prices in futures contracts prices for Copper Grade A, Sugar, Soybean, Aluminum, Silver, Wheat, Natural Gas and Zinc during the Year Ended December 31, 2011 more than offset appreciation for RBOB Gasoline, Crude Oil, Brent Crude, Gold, Heating Oil and Corn during that same period, contributing to an overall 2.39% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund on a net asset value basis was -2.68%.

Net loss for the Year Ended December 31, 2011 was $233.0 million, resulting from $3.7 million of interest income, net realized gains of $754.1 million, net change in unrealized losses of $939.7 million and operating expenses of $51.1 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2013, 2012 AND 2011

Fund Share Price Performance

For the Three Months Ended December 31, 2013, the NYSE Arca market value of each Share decreased 0.39% from $25.76 per Share to $25.66 per Share. The Share price high and low for the Three Months December 31, 2013 and related change from the Share price on September 30, 2013 was as follows: Shares traded from a high of $26.29 per Share (+2.06%) on September 11, 2013 to a low of $25.09 per Share (-2.60%) on November 7, 2013. No distributions were paid to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund, on a market value basis was -0.39%.

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

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2013, the net asset value of each Share decreased 0.77% from $25.81 per Share to $25.61 per Share. A decrease in the futures contract prices of Corn, Gold, Aluminum, Wheat, Soybean, Sugar and Silver more than offset increases in the futures contract prices of Crude Oil, Brent Crude, Heating Oil, Zinc, Copper Grade A, RBOB Gasoline and Natural Gas during the Three Months Ended December 31, 2013, resulting in an overall 0.49% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis was -0.77%.

Net loss for the Three Months Ended December 31, 2013 was $50.8 million, resulting from $0.4 million of interest income, net realized losses of $186.9 million, net change in unrealized gains of $149.1 million and operating expenses of $13.4 million.

For the Three Months Ended December 31, 2012, the net asset value of each Share decreased 3.55% from $28.74 per Share to $27.72 per Share. Depreciation in futures contracts prices for Heating Oil, Copper Grade A, Corn, RBOB Gasoline, Crude Oil, Wheat, Soybeans, Zinc, Aluminum, Gold, Natural Gas, Silver and Sugar during the Three Months Ended December 31, 2012 more than offset rising futures contract prices for Brent Crude, contributing to an overall 3.19% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2012. Therefore, the total return for the Fund, on a net asset value basis, was -3.55%.

Net loss for the Three Months Ended December 31, 2012 was $240.4 million, resulting from $1.4 million of interest income, net realized gains of $190.4 million, net change in unrealized losses of $417.7 million and operating expenses of $14.5 million.

For the Three Months Ended December 31, 2011, the net asset value of each Share increased 3.51% from $25.92 per Share to $26.83 per Share. Appreciation in futures contracts prices for Copper Grade A, Corn, RBOB Gasoline, Crude Oil, Brent Crude, Wheat, Soybeans, and Heating Oil during the Three Months Ended December 31, 2011 more than offset falling futures contract prices for Zinc, Aluminum, Gold, Natural Gas, Silver and Sugar contributing to an overall 3.75% increase in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2011. Therefore, the total return for the Fund, on a net asset value basis, was 3.51%.

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

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position.

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

Value at Risk, or VaR, is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$6,799,938,046	0.65%	$86,445,582	3

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2012.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$6,614,804,375	0.94%	$143,451,648	0

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. As such, the market risk represented by these investments is expected to be immaterial.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2013 by market sector.

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

We, Martin Kremenstein, Chief Executive Officer, and Michael Gilligan, Chief Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2013.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2013, as stated in their report on page 40 of the Fund’s Annual Report on Form 10-K.

By:	/S/ MARTIN KREMENSTEIN
Name:	Martin Kremenstein
Title:	Chief Executive Officer of the Managing Owner

By:	/S/ MICHAEL GILLIGAN
Name:	Michael Gilligan
Title:	Chief Financial Officer of the Managing Owner

March 3, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Managers of DB Commodity Services LLC and

Shareholders of PowerShares DB Commodity Index Tracking Fund:

In our opinion, the accompanying statement of financial condition, including the schedule of investments, and the related statements of income and expenses, changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of PowerShares DB Commodity Index Tracking Fund (the “Fund”) at December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Fund’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A fund’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the fund; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the fund are being made only in accordance with authorizations of management of the fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, NY
March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Managers of DB Commodity Services LLC and

Shareholders of PowerShares DB Commodity Index Tracking Fund:

We have audited the accompanying statement of financial condition, including the schedule of investments, of PowerShares DB Commodity Index Tracking Fund (the Fund) as of December 31, 2012, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerShares DB Commodity Index Tracking Fund as of December 31, 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York February 22, 2013

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

December 31, 2013 and 2012

	December 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $6,639,473,280 and $5,925,280,784, respectively)	$6,639,612,594	$5,925,630,311
Cash held by commodity broker (including restricted cash of $10,356,375 and $2,559,519, respectively)	123,072,778	615,720,406
Net unrealized appreciation (depreciation) on futures contracts	37,252,674	73,453,658

Equity in broker trading accounts	6,799,938,046	6,614,804,375

Total assets	$6,799,938,046	$6,614,804,375

Liabilities
Payable for securities purchased	$1,088,821,071	$—
Payable for LME contracts	10,356,375	2,559,519
Management fee payable	4,283,639	4,705,227
Brokerage fee payable	1,465	205

Total liabilities	1,103,462,550	7,264,951

Commitments and Contingencies (Note 8)

Equity
Shareholders’ equity—General Shares	1,024	1,109
Shareholders’ equity—Shares	5,696,474,472	6,607,538,315

Total shareholders’ equity	5,696,475,496	6,607,539,424

Total liabilities and equity	$6,799,938,046	$6,614,804,375

General Shares outstanding	40	40
Shares outstanding	222,400,000	238,400,000

Net asset value per share
General Shares	$25.61	$27.73
Shares	$25.61	$27.72

See accompanying notes to financial statements

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2013

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.030% due January 2, 2014	18.59%	$1,059,000,000	$1,059,000,000
U.S. Treasury Bills, 0.005% due January 23, 2014	29.69	1,690,988,163	1,691,000,000
U.S. Treasury Bills, 0.005% due January 30, 2014	10.23	582,994,170	583,000,000
U.S. Treasury Bills, 0.05% due February 6, 2014	0.35	19,999,820	20,000,000
U.S. Treasury Bills, 0.075% due February 13, 2014	0.12	6,999,937	7,000,000
U.S. Treasury Bills, 0.080% due February 20, 2014	0.97	54,998,680	55,000,000
U.S. Treasury Bills, 0.080% due February 27, 2014	4.41	250,992,219	251,000,000
U.S. Treasury Bills, 0.075% due March 6, 2014	11.09	631,947,544	632,000,000
U.S. Treasury Bills, 0.070% due March 13, 2014	11.32	644,956,140	645,000,000
U.S. Treasury Bills, 0.065% due March 20, 2014	4.11	233,972,388	234,000,000
U.S. Treasury Bills, 0.070% due March 27, 2014	6.57	373,945,396	374,000,000
U.S. Treasury Bills, 0.065% due April 3, 2014	19.11	1,088,818,137	1,089,000,000

Total United States Treasury Obligations (cost $6,639,473,280)	116.56%	$6,639,612,594

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts
CBOT Corn (13,921 contracts, settlement date December 12, 2014)	(0.20)%	$(11,449,962)	$313,396,512
CBOT Soybean (5,617 contracts, settlement date November 14, 2014)	(0.19)	(10,784,500)	318,764,750
CBOT Wheat (9,527 contracts, settlement date July 14, 2014)	(0.96)	(54,864,038)	293,788,863
COMEX Gold (3,605 contracts, settlement date April 28, 2014)	(0.35)	(20,035,440)	433,681,500
COMEX Silver (1,075 contracts, settlement date January 28, 2015)	(0.02)	(1,104,600)	104,963,000
ICE-UK Brent Crude (6,880 contracts, settlement date March 14, 2014)	0.95	54,156,040	758,657,600
LME Aluminum (5,098 contracts, settlement date October 13, 2014)	(0.10)	(5,914,994)	238,299,638
LME Copper (1,347 contracts, settlement date March 17, 2014)	(0.47)	(26,607,225)	248,041,631
LME Zinc (4,896 contracts, settlement date December 15, 2014)	0.23	13,019,094	255,816,000
MGE Red Wheat (222 contracts, settlement date March 14, 2014)	(0.02)	(907,550)	7,051,275
NYB-ICE Sugar (16,357 contracts, settlement date June 30, 2014)	(0.16)	(9,069,547)	306,490,923
NYMEX Natural Gas (8,562 contracts, settlement date September 26, 2014)	0.37	21,221,730	356,350,440
NYMEX Heating Oil (5,945 contracts, settlement date March 31, 2014)	0.36	20,392,348	759,931,515
NYMEX RBOB Gasoline (6,880 contracts, settlement date November 28, 2014)	0.61	34,677,098	750,458,016
NYMEX WTI Crude (7,678 contracts, settlement date June 20, 2014)	0.60	34,524,220	740,543,100

Total Futures Contracts	0.65%	$37,252,674	$5,886,234,763

See accompanying notes to financial statements

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2012

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.06% due January 3, 2013	22.01%	$1,454,000,000	$1,454,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	2.35	155,499,067	155,500,000
U.S. Treasury Bills, 0.015% due January 17, 2013	4.62	304,997,865	305,000,000
U.S. Treasury Bills, 0.045% due January 24, 2013	12.63	834,290,823	834,300,000
U.S. Treasury Bills, 0.075% due January 31, 2013	8.67	572,988,540	573,000,000
U.S. Treasury Bills, 0.105% due February 7, 2013	1.66	109,996,920	110,000,000
U.S. Treasury Bills, 0.105% due February 14, 2013	1.70	111,996,304	112,000,000
U.S. Treasury Bills, 0.09% due February 21, 2013	5.10	336,987,194	337,000,000
U.S. Treasury Bills, 0.1% due February 28, 2013	4.10	270,989,160	271,000,000
U.S. Treasury Bills, 0.09% due March 7, 2013	7.26	479,974,560	480,000,000
U.S. Treasury Bills, 0.09% due March 14, 2013	8.64	570,963,456	571,000,000
U.S. Treasury Bills, 0.04% due March 21, 2013	4.52	298,979,070	299,000,000
U.S. Treasury Bills, 0.085% due March 28, 2013	6.42	423,967,352	424,000,000

Total United States Treasury Obligations (cost $5,925,280,784)	89.68%	$5,925,630,311

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts
CBOT Corn (11,807 contracts, settlement date December 13, 2013)	(0.33)%	$(22,059,150)	$354,062,413
CBOT Soybeans (5,616 contracts, settlement date November 14, 2013)	(0.11)	(7,524,525)	365,812,200
CBOT Wheat (8,389 contracts, settlement date July 12, 2013)	0.36	24,084,450	332,938,438
COMEX Gold (3,080 contracts, settlement date August 28, 2013)	(0.14)	(9,315,570)	518,056,000
COMEX Silver (823 contracts, settlement date December 27, 2013)	(0.09)	(6,092,775)	125,161,840
ICE-UK Brent Crude (7,827 contracts, settlement date January 16, 2013)	0.47	31,308,870	869,657,970
LME Aluminum (5,584 contracts, settlement date October 14, 2013)	0.06	4,274,457	297,208,400
LME Copper (1,458 contracts, settlement date March 18, 2013)	(0.27)	(17,985,288)	289,057,613
LME Zinc (5,522 contracts, settlement date December 16, 2013)	0.32	21,104,244	295,496,025
ICE WTI Crude (786 contracts, settlement date June 19, 2013)	0.06	3,744,270	73,648,200
ICE-US Sugar (17,623 contracts, settlement date June 28, 2013)	(0.19)	(12,437,813)	389,623,382
NYMEX Natural Gas (9,458 contracts, settlement date September 26, 2013)	0.04	2,828,670	343,325,400
NYMEX Heating Oil (6,706 contracts, settlement date March 28, 2013)	(0.16)	(10,740,551)	843,716,731
NYMEX RBOB Gasoline (7,897 contracts, settlement date October 31, 2013)	0.27	18,136,285	851,672,497
NYMEX RBOB Gasoline (55 contracts, settlement date November 29, 2013)	(0.00)	104,614	5,877,564
NYMEX WTI Crude (8,546 contracts, settlement date June 20, 2013)	0.82	54,023,470	800,760,200

Total Futures Contracts	1.11%	$73,453,658	$6,756,074,873

See accompanying notes to financial statements

PowerShares DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Income
Interest Income	$3,243,074	$4,070,308	$3,659,156

Expenses
Management Fee	54,985,133	52,794,819	49,989,842
Brokerage Commissions and Fees	1,444,072	1,471,822	1,129,062

Total expenses	56,429,205	54,266,641	51,118,904

Net investment income (loss)	(53,186,131)	(50,196,333)	(47,459,748)

Realized and Net Change in Unrealized Gain (Loss) on U.S. Treasury Obligations and Futures Contracts

Realized Gain (Loss) on
United States Treasury Obligations	66,506	20,919	69,300
Futures	(447,211,586)	(257,726,563)	754,035,253

Net realized gain (loss)	(447,145,080)	(257,705,644)	754,104,553

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(210,213)	354,040	(189,883)
Futures	(36,200,984)	449,677,202	(939,551,548)

Net change in unrealized gain (loss)	(36,411,197)	450,031,242	(939,741,431)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(483,556,277)	192,325,598	(185,636,878)

Net Income (Loss)	$(536,742,408)	$142,129,265	$(233,096,626)

See accompanying notes to financial statements

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2013

	General Shares		Shares		Total Shareholders’
	Shares	Total Equity	Shares	Total Equity	Equity
Balance at January 01, 2013	40	$1,109	238,400,000	$6,607,538,315	$6,607,539,424

Sale of Shares			45,000,000	1,206,986,989	1,206,986,989
Redemption of Shares			(61,000,000)	(1,581,308,509)	(1,581,308,509)

Net Increase (Decrease) due to Share Transactions			(16,000,000)	(374,321,520)	(374,321,520)

Net Income (Loss)
Net investment income (loss)		(8)		(53,186,123)	(53,186,131)
Net realized gain (loss) on United States Treasury Obligations and Futures		(71)		(447,145,009)	(447,145,080)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(6)		(36,411,191)	(36,411,197)

Net Income (Loss)		(85)		(536,742,323)	(536,742,408)

Net Change in Net Assets		(85)	(16,000,000)	(911,063,843)	(911,063,928)

Balance at December 31, 2013	40	$1,024	222,400,000	$5,696,474,472	$5,696,475,496

See accompanying notes to financial statements

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2012

	General Shares		Shares		Total Shareholders’
	Shares	Total Equity	Shares	Total Equity	Equity
Balance at January 01, 2012	40	$1,073	203,800,000	$5,467,381,496	$5,467,382,569

Sale of Shares			62,600,000	1,748,800,266	1,748,800,266
Redemption of Shares			(28,000,000)	(750,772,676)	(750,772,676)

Net Increase (Decrease) due to Share Transactions			34,600,000	998,027,590	998,027,590

Net Income (Loss)
Net investment income (loss)		(13)		(50,196,320)	(50,196,333)
Net realized gain (loss) on United States Treasury Obligations and Futures		(65)		(257,705,579)	(257,705,644)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		114		450,031,128	450,031,242

Net Income (Loss)		36		142,129,229	142,129,265

Net Change in Net Assets		36	34,600,000	1,140,156,819	1,140,156,855

Balance at December 31, 2012	40	$1,109	238,400,000	$6,607,538,315	$6,607,539,424

See accompanying notes to financial statements

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2011

	General Shares		Shares		Total Shareholders’
	Shares	Total Equity	Shares	Total Equity	Equity
Balance at January 01, 2011	40	$1,103	185,200,000	$5,106,774,824	$5,106,775,927

Sale of Shares			58,800,000	1,714,838,522	1,714,838,522
Redemption of Shares			(40,200,000)	(1,121,135,254)	(1,121,135,254)

Net Increase (Decrease) due to Share Transactions			18,600,000	593,703,268	593,703,268

Net Income (Loss)
Net investment income (loss)		(6)		(47,459,742)	(47,459,748)
Net realized gain (loss) on United States Treasury Obligations and Futures		97		754,104,456	754,104,553
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(121)		(939,741,310)	(939,741,431)

Net Income (Loss)		(30)		(233,096,596)	(233,096,626)

Net Change in Net Assets		(30)	18,600,000	360,606,672	360,606,642

Balance at December 31, 2011	40	$1,073	203,800,000	$5,467,381,496	$5,467,382,569

See accompanying notes to financial statements

PowerShares DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flow from operating activities:
Net Income (Loss)	$(536,742,408)	$142,129,265	$(233,096,626)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(25,594,608,298)	(23,652,604,317)	(23,183,942,035)
Proceeds from securities sold and matured	25,972,752,459	23,043,161,408	22,365,188,660
Net accretion of discount on United States Treasury Obligations	(3,449,080)	(4,092,464)	(3,696,794)
Net realized (gain) loss on United States Treasury Obligations	(66,506)	(20,919)	(69,300)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	36,411,197	(450,031,242)	939,741,431
Change in operating receivables and liabilities:
Receivable for LME contracts	—	—	5,640,739
Payable for LME contracts	7,796,856	(14,672,312)	17,231,831
Management fee payable	(421,588)	804,535	393,509
Other Assets	—	—	1,000
Brokerage fee payable	1,260	(1,655)	(7,159)

Net cash provided by (used for) operating activities	(118,326,108)	(935,327,701)	(92,614,744)

Cash flows from financing activities:
Proceeds from sale of Shares	1,206,986,989	1,759,531,142	1,704,107,646
Redemption of Shares	(1,581,308,509)	(750,772,676)	(1,121,135,254)

Net cash provided by (used for) financing activities	(374,321,520)	1,008,758,466	582,972,392

Net change in cash held by broker	(492,647,628)	73,430,765	490,357,648
Cash held by broker at beginning of year	615,720,406	542,289,641	51,931,993

Cash held by broker at end of year	$123,072,778	$615,720,406	$542,289,641

See accompanying notes to financial statements

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements

December 31, 2013

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares, called a Basket. The Fund commenced investment operations on January 31, 2006. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Report covers the years ended December 31, 2013, 2012 and 2011 (herein referred to, as the “Year Ended December 31, 2013”, the “Year Ended December 31, 2012” and the “Year Ended December 31, 2011”, respectively).

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

The Index is intended to reflect the change in market value of the commodity sector. The commodities comprising the Index are Light Sweet Crude Oil, Heating Oil, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”), Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Fund also holds United States Treasury Obligations and other high credit quality short-term fixed income securities on deposit with the Fund’s commodity broker as margin.

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

The Fund does not borrow money to increase leverage. As of December 31, 2013 and 2012, the Fund had $6,799,938,046 (or 100.0%) and $6,614,804,375 (or 100.00%), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $297,808,276 (or 5.12%) and $381,122,419 (or 5.76%), respectively of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of December 31, 2013 and 2012, respectively. For additional information, please see the audited Schedule of Investments as of December 31, 2013 and 2012 for details of the Fund’s portfolio holdings.

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2013

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

During the Year Ended December 31, 2013, the Fund incurred Management Fees of $54,985,133 of which $4,283,639 was payable at December 31, 2013. During the Year Ended December 31, 2012, the Fund incurred Management Fees of $52,794,819, of which $4,705,227 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred Management Fees of $49,989,842.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Year Ended December 31, 2013, the Fund incurred brokerage fees of $1,444,072, of which $1,465 was payable at December 31, 2013. During the Year Ended December 31, 2012, the Fund incurred brokerage fees of $1,471,822, of which $205 was payable at December 31, 2012. During the Year Ended December 31, 2011, the Fund incurred brokerage fees of $1,129,062.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants. As of December 31, 2013 and 2012, there were no Fund assets held by the Administrator.

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

Notes to Financial Statements—(Continued)

December 31, 2013

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

(c) Financial Instruments and Fair Value

United States Treasury Obligations and commodity futures contracts are recorded in the statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract.

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

In determining fair value of United States Treasury Obligations and non-LME commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. United States Treasury Obligations and non-LME commodity futures contracts are classified within Level 1 of the fair value hierarchy. The Fund does not adjust the quoted prices for United States Treasury Obligations and commodity futures contracts.

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2013

In determining fair value of LME commodity futures contracts, the Fund uses valuation pricing based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as trades, bids and offers (including indicative bids and offers) transacted throughout the whole day. During the year ended December 31, 2013, management changed the classification of LME commodity futures from Level 1 to Level 2.

Assets and Liabilities Measured at Fair Value as of December 31, 2013 were as follows:

	Level 1	Level 2	Total
United States Treasury Obligations	$6,639,612,594	—	$6,639,612,594
Commodity Futures Contracts	$56,755,799	$(19,503,125)	$37,252,674

Assets and Liabilities Measured at Fair Value as of December 31, 2012 were as follows:

	Level 1	Level 2	Total
United States Treasury Obligations	$5,925,630,311	—	$5,925,630,311
Commodity Futures Contracts	$73,453,658	—	$73,453,658

There were no Level 3 holdings during the years ended December 31, 2013 and 2012. Futures contracts in a net depreciation position of 19,503,125 were transferred from Level 1 to Level 2 during the year ended December 31, 2013 as described above.

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. The Fund purchased $1,089,000,000 notional amount of United States Treasury Obligations which was recorded as a payable as of December 31, 2013. As a result, a payable for securities purchased is reported for $1,088,821,071. As of December 31, 2012, the Fund did not have an amount payable for securities purchased.

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less, when purchased. As of December 31, 2013 and 2012, the Fund had cash held with the Commodity Broker of $123,072,778, and $615,720,406, respectively. There were no cash equivalents held by the Fund as of December 31, 2013 and 2012.

(g) Receivable/ (Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity future contracts on the London Metals Exchange (“LME”). For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of December 31, 2013 and 2012, the Fund had a payable to the Commodity Broker of $10,356,375 and $2,559,519, respectively, related to net realized losses on LME contracts which have been closed out but the contract is not yet expired.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2013

The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2009.

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. Commodity futures contracts are recorded on a trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures contracts for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. For the years ended December 31, 2013 and 2012, the average notional market value of futures contracts held was $6.6 billion and $6.4 billion, respectively.

The Fair Value of Derivative Instruments as of December 31, 2013 is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation)
Commodity Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$37,252,674

The Fair Value of Derivative Instruments as of December 31, 2012 is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation)
Commodity Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$73,453,658

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Commodity Futures Contracts	Net Realized Gain (Loss) on Futures	$(447,211,586)	—	$(257,726,563)	—	$754,035,253	—
	Net Change in Unrealized Gain (Loss) on Futures	—	$(36,200,984)	—	$449,677,202	—	$(939,551,548)

The Fund utilizes derivative instruments to achieve each Fund’s investment objective. The amounts shown in the Statement of Financial Condition do not take into consideration the effects of legally enforceable master netting agreements. The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Funds’ ability to reflect the master netting agreements at December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Condition
Assets	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Commodity Futures Contracts	$177,990,530	$(140,737,856)	$37,252,674	$—	$—	$37,252,674

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2013

The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Funds’ ability to reflect the master netting agreements at December 31, 2012:

				Gross Amounts Not Offset in the Statement of Financial Condition
Assets	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount
Commodity Futures Contracts	$181,952,772	$(108,499,114)	$73,453,658	$—	$—	$73,453,658

The Managing Owner will utilize the cash held at the commodity broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that cash held at the commodity broker is not adequate to cover any realized losses, a portion of the United States Treasury Bills will be sold to make additional cash available.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Years Ended December 31, 2013, 2012 and 2011.

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

(m) Organizational and Offering Costs

All organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares also are also paid by the Managing Owner.

(n) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2013, 2012 and 2011, the Fund did not incur such expenses.

(5) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss in excess of the amounts shown on the Statement of Financial Condition. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2013

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

(6) Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Baskets. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. As provided below, the creation order settlement date may occur up to 3 business days after the creation order date. By placing a creation order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Baskets are issued on the creation order settlement date as of 2:45 p.m., Eastern time, on the business day immediately following the creation order date at the applicable net asset value per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to 3 business days after the creation order date. By placing a creation order, and prior to receipt of the Baskets, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the creation order.

Creation orders may be placed either (i) through the Continuous Net Settlement (“CNS”) clearing processes of the National Securities Clearing Corporation (the “NSCC”) or (ii) if outside the CNS Clearing Process, only through the facilities of The Depository Trust Company (“DTC” or the “Depository”) (the “DTC Process”), or a successor depository.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., Eastern time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to 3 business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than the redemption order settlement date as of 2:45 p.m., Eastern time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2013

to a redemption order settlement date up to 3 business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Redemption orders may be placed either (i) through the CNS clearing processes of the NSCC or (ii) if outside the CNS Clearing Process, only through the DTC Process, or a successor depository, and only in exchange for cash. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s futures contracts are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at redemption order settlement date as of 2:45 pm, Eastern time, on the redemption order settlement date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

The redemption proceeds due from the Fund are delivered to the Authorized Participant at 2:45 p.m., Eastern time, on the redemption order settlement date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Transfer Agent receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 2:45 p.m., Eastern time, on such next business day. Any further outstanding amount of the redemption order will be cancelled. The Managing Owner is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 2:45 p.m., Eastern time, on the redemption order settlement date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Managing Owner may determine from time-to-time.

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

No distributions were paid for the Years Ended December 31, 2013, 2012 and 2011.

(8) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2013, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(9) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2013, 2012 and 2011. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements—(Continued)

December 31, 2013

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net Asset Value
Net asset value per share, beginning of period	$27.72	$26.83	$27.57
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	(1.90)	1.11	(0.51)
Net investment income (loss)	(0.21)	(0.22)	(0.23)

Net increase (decrease)	(2.11)	0.89	(0.74)

Net asset value per Share, end of period	$25.61	$27.72	$26.83

Market value per Share, beginning of period	$27.78	$26.84	$27.55

Market value per Share, end of period	$25.66	$27.78	$26.84

Ratio to average Net Assets
Net investment income (loss)	(0.82)%	(0.81)%	(0.81)%

Total expenses	0.87%	0.87%	0.87%

Total Return, at net asset value	(7.61)%	3.32%	(2.68)%

Total Return, at market value	(7.63)%	3.50%	(2.58)%

(10) Selected Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three month periods ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended September 30, 2013	For the Three Months Ended December 31, 2013
Interest Income	$1,283,133	$883,702	$673,579	$402,660
Net investment income (loss)	$(13,395,179)	$(13,229,972)	$(13,514,023)	$(13,046,957)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(87,712,797)	$(534,632,947)	$176,525,355	$(37,735,888)
Net Income/(loss)	$(101,107,976)	$(547,862,919)	$163,011,332	$(50,782,845)
Increase/(decrease) in Net Asset Value	$185,654,866	$(726,369,365)	$391,935,214	$(762,284,663)
Net Income (loss) per Share	$(0.39)	$(2.22)	$0.70	$(0.20)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$385,954	$1,055,723	$1,244,368	$1,384,263
Net investment income (loss)	$(12,916,534)	$(11,831,234)	$(12,379,878)	$(13,068,687)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$398,981,438	$(647,308,565)	$667,947,050	$(227,294,325)
Net Income/(loss)	$386,064,904	$(659,139,799)	$655,567,172	$(240,363,012)
Increase/(decrease) in Net Asset Value	$974,034,480	$(896,926,029)	$1,162,856,826	$(99,808,422)
Net Income (loss) per Share	$1.88	$(2.95)	$2.98	$(1.02)

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Martin Kremenstein, the Chief Executive Officer, and Michael Gilligan, the Chief Financial Officer, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 39 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2013, as stated in their report on page 40 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”)

Deutsche Bank AG, an affiliate of ours, has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the year ended December 31, 2013. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

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

Legacy Financing Arrangements

Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, six of which remained outstanding as of December 31, 2013, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC), Bank Melli Iran and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments and one Asian national government. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to not allow access to the accounts in light of the overall sanctions environment.

During 2013, approximately € 8.0 million was paid into the escrow account, € 6 million of which was caused by partial refunds of premia originally paid to the German export credit agency due to the prepayment of covered financing in 2012. We, in our role as agent, distributed to the participants in the banking consortia € 47 million including portions attributable to us totaling € 7.3 million. Without being either agent or arranger and in our role as mere lender participant we received approximately € 0.6 million of repayments in principal and approximately € 11,000 interest in 2013.

In one financing arrangement, we are not ourselves a lender but act rather as agent for a lender, a state-owned development bank. In this capacity, we received repayment from the Iranian borrower of approximately € 6.3 million and passed it on to the lender. We generated revenues in 2013 of approximately € 3.2 million in respect of these financing arrangements, of which approximately € 2.9 million consisted of escrow account revenues, € 0.2 million consisted of loan interest revenues and € 0.1 million consisted of fee revenues. The net profits were less than these amounts.

As of December 31, 2013, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

A wholly owned subsidiary of ours, BHF-BANK AG, which we acquired as part of the acquisition of the Sal. Oppenheim Group in March 2010 and which we have agreed to sell pending regulatory approvals, was a lender participant in a number of similar arrangements, the borrowers of which were Bank Saderat, Bank Melli, Bank Tejarat and NPC. In that capacity, it received approximately € 6 million in repayments of principal and interest in 2013, part of which was paid by us to BHF-BANK in our capacity as agent or arranger. Of the amounts received, BHF-BANK passed on approximately € 1.4 million to participants in such arrangements. In 2013, BHF-BANK’s gross revenues from this business were approximately € 80,000 and its net profits were less than this amount.

Our and BHF-BANK’s portion of the remaining loan facilities amounted to approximately € 92 million as of December 31, 2013. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit

Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.8 million are still outstanding as of year-end 2013. We paid approximately € 3,200 in cancellation fees in 2013 in respect of these guarantees into frozen accounts of the relevant Iranian banks at European financial institutions. The gross revenues from this business were approximately € 56,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 9.0 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 60,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of less than € 500 to the frozen account of the Syrian bank.

BHF-BANK, based on similar legacy guarantees issued before 2010, paid commissions and charges of approximately € 7,000 to accounts of relevant Iranian banks frozen under applicable EU law. BHF-BANK received approximately € 140,000 in fees from the non-Iranian parties for which the guarantees were issued and their net profits were less than this amount. The aggregate face amount of these legacy guarantees was approximately € 19 million as of December 31, 2013.

BHF-BANK also has outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was less than € 0.4 million, the gross revenues received from non-Syrian parties for these guarantees were less than € 5,000 and the net profit derived from these activities was less than this amount. We intend to exit these guarantee arrangements as soon as possible.

In 2013, we advised and confirmed a letter of credit issued by a bank in Iraq to a beneficiary located in the UAE. Several weeks after this the beneficiary was sanctioned in accordance with 31 CFR § 560.304. Our outstanding commitment under this letter of credit amounts to approximately € 47 million, which we do not intend to honour. The gross revenues derived from this transaction were approximately € 26,000 and the net profit was less than this amount.

Payments Received

We received less than 50 payments adding up to approximately € 11.2 million in favor of non-Iranian clients in Germany, the Netherlands, Belgium and Switzerland, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 13,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to execute such transactions in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France

Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French banks accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In 2013, we received approximately € 44 million in such disbursements in approximately 1,100 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 5,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to execute such transactions in the future.

The German Bundesbank and French banks also accept fund transfers in favor of the above-mentioned Iranian banks and freeze the relevant amounts under applicable law. By using this avenue, we on behalf of two of our clients transferred to two of the Iranian banks mentioned above one payment each, totaling less than € 16,000. Gross revenues were less than € 250. We do not seek to execute such payments.

Based on discussions initiated by the German Bundesbank, BHF-BANK continues to maintain accounts for Bank Sepah’s branch in Frankfurt, Germany. These accounts are frozen under European sanctions law. In 2013, the total volume of outgoing payments from these accounts was approximately € 11.2 million, which payments were made with the involvement of the competent authorities in Germany under applicable law. In 2013, the gross revenues from this activity were approximately € 9,000 and the net profits were less than this amount.

Maintaining of Accounts for Iranian Consulates and Embassies

In 2013, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM)-terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 35.6 million in 2013, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 48,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

Activities of Entities in Which We Have Interests

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Martin Kremenstein	37	Chief Executive Officer, Chief Investment Officer, Managing Director and Member of the Board of Managers
Alex Depetris	34	Chief Operating Officer, Director and Member of the Board of Managers
Michael Gilligan	47	Chief Financial Officer, Director and Member of the Board of Managers

Martin Kremenstein joined Deutsche Bank AG, a large international financial institution, in August 2006, and serves as Americas Head of Passive Investments (also known as DBX Group). Mr. Kremenstein also serves as Managing Director of the DBX Group. The Passive Investments Group is the team that structures and manages exchange-traded products. Mr. Kremenstein serves as the Chief Executive Officer, Chief Investment Officer and Managing Director of the Managing Owner. Mr. Kremenstein has been a principal and associated person of the Managing Owner since November 1, 2006 and November 3, 2006, respectively, and an associate member of the NFA since November 3, 2006. Mr. Kremenstein received his B.A. from the University of Leeds in 1998.

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

Code of Ethics

The Fund has no officers or employees and is managed by DB Commodity Services LLC. DB Commodity Services LLC has adopted the code of ethics of its parent, Deutsche Bank AG, which applies to all of its employees and is available at http://www.deutsche-bank.com/corporate-governance, under the heading “Codes of Ethics”. Other than several nonsubstantive changes made in October 2012, there have been no amendments or waivers to this code of ethics since its adoption. Information regarding any future amendments or waivers will be published on the aforementioned website.

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

For the Year Ended December 31, 2013, the Fund has incurred Management Fees of $54,985,133 of which $50,701,494 had been paid at December 31, 2013. Management Fees of $4,283,639 were unpaid at December 31, 2013 and are reported as a liability on the statement of financial condition.

For the Year Ended December 31, 2013, the Fund has incurred brokerage commissions of $1,444,072 of which $1,442,607 had been paid at December 31, 2013. Brokerage commissions of $1,465 were unpaid at December 31, 2013 and are reported as a liability on the statement of financial condition.

For the Year Ended December 31, 2012, the Fund has incurred Management Fees of $52,794,819 of which $48,089,592 had been paid at December 31, 2012. Management Fees of $4,705,227 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

For the Year Ended December 31, 2012, the Fund has incurred brokerage commissions of $1,471,822 to Deutsche Bank Securities Inc. of which $1,471,617 had been paid at December 31, 2012. Brokerage commissions of $205 were unpaid at December 31, 2012 and are reported as a liability on the statement of financial condition.

For the Year Ended December 31, 2011, the Fund has incurred Management Fees of $49,989,842 of which $46,089,150 had been paid at December 31, 2011. Management Fees of $3,900,692 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

For the Year Ended December 31, 2011, the Fund has incurred brokerage commissions of $1,129,062 to Deutsche Bank Securities Inc. of which $1,127,202 had been paid at December 31, 2011. Brokerage commissions of $1,860 were unpaid at December 31, 2011 and are reported as a liability on the statement of financial condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2013, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the year ended December 31, 2013.

Fiscal Year Ended December 31, 2013
Audit Fees	$94,455
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Total	$94,455

The following table sets forth the fees for professional services rendered by KPMG LLP, the Fund’s former independent registered public accounting firm for the years ended December 31, 2013 and 2012.

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit Fees	$19,910	$100,600
Audit-Related Fees	$698	$5,494
Tax Fees	$0	$0
All Other Fees	$0	$0

Total	$20,608	$106,094

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP and KPMG LLP to the Fund described above. The Managing Owner pre-approves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 38 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Form of Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant[5]

4.2	Form of Participant Agreement [2]

10.1	Form of Escrow Agreement [3]

10.2	Customer Agreement[1]

10.3	Form of Administration Agreement [1]

10.4	Form of Global Custody Agreement [1]

10.5	Form of Transfer Agency and Service Agreement [1]

10.6	Form of Distribution Services Agreement [1]

10.7	AIM Second Amended and Restated Marketing Agreement [4]

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund—December 31, 2013 and December 31, 2012, (ii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2013, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2012, (iv) the Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund—Years Ended December 31, 2013, 2012 and 2011, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2013, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2012, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2011, (viii) the Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund—Years Ended December 31, 2013, 2012 and 2011, (ix) Notes to Financial Statements of PowerShares DB Commodity Index Tracking Fund.

1	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1, SEC Registration Number 333-125325, on August 5, 2005 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1, SEC Registration Number 333-125325, on September 13, 2005 and incorporated herein by reference.
3	Previously filed as an exhibit to Pre-Effective Amendment No. 5 to Form S-1, SEC Registration Number 333-125325, on December 21, 2005 and incorporated herein by reference.
4	Previously filed as an exhibit to Registration Statement on Form S-1, SEC Registration Number 333-141631, on March 28, 2007 and incorporated herein by reference.
5	Previously filed as an exhibit to the Form 10-K, Commission File Number 001-32726, on February 22, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Powershares DB Commodity Index Tracking Fund

	By:	DB Commodity Services LLC,
its Managing Owner

		By:	/S/ MARTIN KREMENSTEIN
		Name:	Martin Kremenstein
		Title:	Chief Executive Officer

Dated: March 3, 2014		By:	/S/ MICHAEL GILLIGAN
		Name:	Michael Gilligan
		Title:	Chief Financial Officer