Form 10-Q
period 2014-09-30
PowerShares DB Commodity Index Tracking Fund
filed 2014-11-05
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of outstanding Shares as of September 30, 2014: 215,200,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Financial Condition

September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $5,942,871,191 and $6,639,473,280, respectively)	$5,942,909,721	$6,639,612,594
Cash held by commodity broker	492,034,960	123,072,778
Receivable for LME contracts	15,622,467	—
Net unrealized appreciation (depreciation) on commodity futures contracts	(491,790,036)	37,252,674

Equity in broker trading accounts (of which $235,674,845 and $297,808,276, respectively, is restricted for margin purposes)	5,958,777,112	6,799,938,046

Total assets	$5,958,777,112	$6,799,938,046

Liabilities
Payable for LME contracts	$—	$10,356,375
Payable for securities purchased	957,975,518	1,088,821,071
Management fee payable	3,646,796	4,283,639
Brokerage fee payable	5,257	1,465

Total liabilities	961,627,571	1,103,462,550

Commitments and Contingencies (Note 8)

Equity
Shareholders’ equity—General Shares	929	1,024
Shareholders’ equity—Shares	4,997,148,612	5,696,474,472

Total shareholders’ equity	4,997,149,541	5,696,475,496

Total liabilities and equity	$5,958,777,112	$6,799,938,046

General Shares outstanding	40	40
Shares outstanding	215,200,000	222,400,000
Net asset value per share
General Shares	$23.22	$25.61
Shares	$23.22	$25.61

See accompanying notes to unaudited financial statements

PowerShares DB Commodity Index Tracking Fund

Unaudited Schedule of Investments

September 30, 2014

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.015% due October 2, 2014	19.17%	$958,000,000	$958,000,000
U.S. Treasury Bills, 0.005% due October 9, 2014	3.80	189,999,620	190,000,000
U.S. Treasury Bills, 0.000% due October 23, 2014	33.76	1,686,986,504	1,687,000,000
U.S. Treasury Bills, 0.020% due October 30, 2014	7.63	380,996,190	381,000,000
U.S. Treasury Bills, 0.025% due November 6, 2014	0.32	15,999,792	16,000,000
U.S. Treasury Bills, 0.030% due November 13, 2014	0.28	13,999,832	14,000,000
U.S. Treasury Bills, 0.030% due November 20, 2014	0.18	8,999,874	9,000,000
U.S. Treasury Bills, 0.030% due November 28, 2014	1.32	65,998,944	66,000,000
U.S. Treasury Bills, 0.025% due December 4, 2014	14.03	700,987,382	701,000,000
U.S. Treasury Bills, 0.020% due December 11, 2014	10.97	547,989,040	548,000,000
U.S. Treasury Bills, 0.015% due December 18, 2014	0.90	44,998,785	45,000,000
U.S. Treasury Bills, 0.010% due December 26, 2014	7.40	369,991,120	370,000,000
U.S. Treasury Bills, 0.015% due January 2, 2015	19.17	957,962,638	958,000,000

Total United States Treasury Obligations (cost $5,942,871,191)	118.93%	$5,942,909,721

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)	Notional Market Value
Commodity Futures Contracts
CBOT Corn (13,470 contracts, settlement date December 12, 2014)	(1.92)%	$(95,923,138)	$216,025,125
CBOT Soybeans (5,436 contracts, settlement date November 14, 2014)	(1.41)	(70,397,038)	248,221,350
CBOT Wheat (8,501 contracts, settlement date July 14, 2015)	(1.47)	(73,350,450)	214,437,725
COMEX Gold (3,475 contracts, settlement date April 28, 2015)	(0.35)	(17,458,730)	421,482,750
COMEX Silver (1,040 contracts, settlement date January 28, 2015)	(0.30)	(15,041,680)	88,774,400
ICE-UK Brent Crude (6,897 contracts, settlement date November 13, 2014)	(1.34)	(66,791,290)	657,422,040
LME Aluminum (4,786 contracts, settlement date October 19, 2015)	(0.31)	(15,735,481)	240,047,812
LME Copper (1,316 contracts, settlement date December 15, 2014)	(0.17)	(8,287,687)	219,558,150
LME Zinc (4,738 contracts, settlement date December 15, 2014)	0.67	33,333,022	270,954,375
NYB-ICE Sugar (14,257 contracts, settlement date June 30, 2015)	(0.63)	(31,654,403)	270,175,853
NYMEX Natural Gas (8,457 contracts, settlement date March 27, 2015)	0.14	7,049,090	327,539,610
NYMEX NY Harbor (5,984 contracts, settlement date May 29, 2015)	(0.90)	(44,852,291)	669,814,253
NYMEX RBOB Gasoline (6,658 contracts, settlement date November 28, 2014)	(0.63)	(31,579,120)	667,854,659
NYMEX WTI Crude (7,840 contracts, settlement date December 19, 2014)	(1.22)	(61,100,840)	703,718,400

Total Commodity Futures Contracts	(9.84)%	$(491,790,036)	$5,216,026,502

Unrealized appreciation/(depreciation) is presented above, net by contract. Refer to Note 4(i) for gross amounts of unrealized appreciation and unrealized depreciation on futures contracts.

See accompanying notes to unaudited financial statements

PowerShares DB Commodity Index Tracking Fund

Unaudited Schedule of Investments

December 31, 2013

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 0.030% due January 2, 2014	18.59%	$1,059,000,000	$1,059,000,000
U.S. Treasury Bills, 0.005% due January 23, 2014	29.69	1,690,988,163	1,691,000,000
U.S. Treasury Bills, 0.005% due January 30, 2014	10.23	582,994,170	583,000,000
U.S. Treasury Bills, 0.05% due February 6, 2014	0.35	19,999,820	20,000,000
U.S. Treasury Bills, 0.075% due February 13, 2014	0.12	6,999,937	7,000,000
U.S. Treasury Bills, 0.080% due February 20, 2014	0.97	54,998,680	55,000,000
U.S. Treasury Bills, 0.080% due February 27, 2014	4.41	250,992,219	251,000,000
U.S. Treasury Bills, 0.075% due March 6, 2014	11.09	631,947,544	632,000,000
U.S. Treasury Bills, 0.070% due March 13, 2014	11.32	644,956,140	645,000,000
U.S. Treasury Bills, 0.065% due March 20, 2014	4.11	233,972,388	234,000,000
U.S. Treasury Bills, 0.070% due March 27, 2014	6.57	373,945,396	374,000,000
U.S. Treasury Bills, 0.065% due April 3, 2014	19.11	1,088,818,137	1,089,000,000

Total United States Treasury Obligations (cost $6,639,473,280)	116.56%	$6,639,612,594

A portion of the above United States Treasury Obligations are held as margin against open futures contracts, as described in Note 4(e).

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts
CBOT Corn (13,921 contracts, settlement date December 12, 2014)	(0.20)%	$(11,449,962)	$313,396,512
CBOT Soybean (5,617 contracts, settlement date November 14, 2014)	(0.19)	(10,784,500)	318,764,750
CBOT Wheat (9,527 contracts, settlement date July 14, 2014)	(0.96)	(54,864,038)	293,788,863
COMEX Gold (3,605 contracts, settlement date April 28, 2014)	(0.35)	(20,035,440)	433,681,500
COMEX Silver (1,075 contracts, settlement date January 28, 2015)	(0.02)	(1,104,600)	104,963,000
ICE-UK Brent Crude (6,880 contracts, settlement date March 14, 2014)	0.95	54,156,040	758,657,600
LME Aluminum (5,098 contracts, settlement date October 13, 2014)	(0.10)	(5,914,994)	238,299,638
LME Copper (1,347 contracts, settlement date March 17, 2014)	(0.47)	(26,607,225)	248,041,631
LME Zinc (4,896 contracts, settlement date December 15, 2014)	0.23	13,019,094	255,816,000
MGE Red Wheat (222 contracts, settlement date March 14, 2014)	(0.02)	(907,550)	7,051,275
NYB-ICE Sugar (16,357 contracts, settlement date June 30, 2014)	(0.16)	(9,069,547)	306,490,923
NYMEX Natural Gas (8,562 contracts, settlement date September 26, 2014)	0.37	21,221,730	356,350,440
NYMEX Heating Oil (5,945 contracts, settlement date March 31, 2014)	0.36	20,392,348	759,931,515
NYMEX RBOB Gasoline (6,880 contracts, settlement date November 28, 2014)	0.61	34,677,098	750,458,016
NYMEX WTI Crude (7,678 contracts, settlement date June 20, 2014)	0.60	34,524,220	740,543,100

Total Futures Contracts	0.65%	$37,252,674	$5,886,234,763

Unrealized appreciation/(depreciation) is presented above, net by contract. Refer to Note 4(i) for gross amounts of unrealized appreciation and unrealized depreciation on futures contracts.

See accompanying notes to unaudited financial statements

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2014 and 2013 and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Interest Income	$393,691	$673,579	$1,643,250	$2,840,414

Expenses
Management Fee	11,796,639	13,890,282	35,550,987	41,975,914
Brokerage Commissions and Fees	289,271	297,320	905,975	1,003,674

Total Expenses	12,085,910	14,187,602	36,456,962	42,979,588

Net investment income (loss)	(11,692,219)	(13,514,023)	(34,813,712)	(40,139,174)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	11,895	5,984	26,669	54,182
Futures	(2,621,768)	(193,572,331)	27,819,955	(260,318,838)

Net realized gain (loss)	(2,609,873)	(193,566,347)	27,846,624	(260,264,656)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(36,888)	(64,069)	(100,784)	(245,611)
Futures	(711,808,943)	370,155,771	(529,042,710)	(185,310,122)

Net change in unrealized gain (loss)	(711,845,831)	370,091,702	(529,143,494)	(185,555,733)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Futures	(714,455,704)	176,525,355	(501,296,870)	(445,820,389)

Net Income (Loss)	$(726,147,923)	$163,011,332	$(536,110,582)	$(485,959,563)

See accompanying notes to unaudited financial statements

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2014

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at July 01, 2014	40	$1,061	212,800,000	$5,646,031,326	$5,646,032,387

Sale of Shares			15,200,000	398,068,013	398,068,013
Redemption of Shares			(12,800,000)	(320,802,936)	(320,802,936)

Net Increase (Decrease) due to Share Transactions			2,400,000	77,265,077	77,265,077
Net Income (Loss)
Net investment income (loss)		(2)		(11,692,217)	(11,692,219)
Net realized gain (loss) on United States Treasury Obligations and Futures		(1)		(2,609,872)	(2,609,873)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(129)		(711,845,702)	(711,845,831)

Net Income (Loss)		(132)		(726,147,791)	(726,147,923)

Net Change in Shareholders’ Equity		(132)	2,400,000	(648,882,714)	(648,882,846)

Balance at September 30, 2014	40	$929	215,200,000	$4,997,148,612	$4,997,149,541

See accompanying notes to unaudited financial statements

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at July 01, 2013	40	$1,004	241,600,000	$6,066,823,941	$6,066,824,945

Sale of Shares			17,400,000	459,299,144	459,299,144
Redemption of Shares			(8,800,000)	(230,375,262)	(230,375,262)

Net Increase (Decrease) due to Share Transactions			8,600,000	228,923,882	228,923,882
Net Income (Loss)
Net investment income (loss)		(4)		(13,514,019)	(13,514,023)
Net realized gain (loss) on United States Treasury Obligations and Futures		(26)		(193,566,321)	(193,566,347)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		58		370,091,644	370,091,702

Net Income (Loss)		28		163,011,304	163,011,332

Net Change in Shareholders’ Equity		28	8,600,000	391,935,186	391,935,214

Balance at September 30, 2013	40	$1,032	250,200,000	$6,458,759,127	$6,458,760,159

See accompanying notes to unaudited financial statements

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2014

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 01, 2014	40	$1,024	222,400,000	$5,696,474,472	$5,696,475,496

Sale of Shares			28,600,000	748,486,433	748,486,433
Redemption of Shares			(35,800,000)	(911,701,806)	(911,701,806)

Net Increase (Decrease) due to Share Transactions			(7,200,000)	(163,215,373)	(163,215,373)
Net Income (Loss)
Net investment income (loss)		(6)		(34,813,706)	(34,813,712)
Net realized gain (loss) on United States Treasury Obligations and Futures		5		27,846,619	27,846,624
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(94)		(529,143,400)	(529,143,494)

Net Income (Loss)		(95)		(536,110,487)	(536,110,582)

Net Change in Shareholders’ Equity		(95)	(7,200,000)	(699,325,860)	(699,325,955)

Balance at September 30, 2014	40	$929	215,200,000	$4,997,148,612	$4,997,149,541

See accompanying notes to unaudited financial statements

PowerShares DB Commodity Index Tracking Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2013

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 01, 2013	40	$1,109	238,400,000	$6,607,538,315	$6,607,539,424

Sale of Shares			41,800,000	1,125,179,534	1,125,179,534
Redemption of Shares			(30,000,000)	(787,999,236)	(787,999,236)

Net Increase (Decrease) due to Share Transactions			11,800,000	337,180,298	337,180,298
Net Income (Loss)
Net investment income (loss)		(6)		(40,139,168)	(40,139,174)
Net realized gain (loss) on United States Treasury Obligations and Futures		(42)		(260,264,614)	(260,264,656)
Net change in unrealized gain (loss) on United States Treasury Obligations and Futures		(29)		(185,555,704)	(185,555,733)

Net Income (Loss)		(77)		(485,959,486)	(485,959,563)

Net Change in Shareholders’ Equity		(77)	11,800,000	(148,779,188)	(148,779,265)

Balance at September 30, 2013	40	$1,032	250,200,000	$6,458,759,127	$6,458,760,159

See accompanying notes to unaudited financial statements

PowerShares DB Commodity Index Tracking Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flow from operating activities:
Net Income (Loss)	$(536,110,582)	$(485,959,563)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(16,319,554,225)	(19,663,229,785)
Proceeds from securities sold and matured	16,886,988,349	19,312,770,955
Net accretion of discount on United States Treasury Obligations	(1,650,919)	(3,039,466)
Net realized (gain) loss on United States Treasury Obligations	(26,669)	(54,182)
Net change in unrealized (gain) loss on United States Treasury Obligations and Futures	529,143,494	185,555,733
Change in operating receivables and liabilities:
Receivable for LME contracts	(15,622,467)	—
Payable for LME contracts	(10,356,375)	50,329,723
Management fee payable	(636,843)	(58,277)
Brokerage fee payable	3,792	8,814

Net cash provided by (used for) operating activities	532,177,555	(603,676,048)

Cash flows from financing activities:
Proceeds from sale of Shares	748,486,433	1,125,179,534
Redemption of Shares	(911,701,806)	(777,673,484)

Net cash provided by (used for) financing activities	(163,215,373)	347,506,050

Net change in cash held by broker	368,962,182	(256,169,998)
Cash held by commodity broker at beginning of period	123,072,778	615,720,406

Cash held by commodity broker at end of period	$492,034,960	$359,550,408

See accompanying notes to unaudited financial statements

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2014

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

This Report covers the three months ended September 30, 2014 and 2013 (hereinafter referred to as the “Three Months Ended September 30, 2014” and the “Three Months Ended September 30, 2013”, respectively) and the nine months ended September 30, 2014 and 2013 (hereinafter referred to as the “Nine Months Ended September 30, 2014” and the “Nine Months Ended September 30, 2013”, respectively).

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

The Fund has been subject to accountability levels with respect to both light sweet crude oil (WTI) and RBOB Gasoline, each of which are index futures contracts that are listed on the NYMEX. As a result of reaching the accountability levels with respect to light sweet crude oil (WTI), the Fund invested in the ICE West Texas Intermediate Light Sweet Crude Oil futures contracts with comparable expirations during the period from January 2, 2013 to June 3, 2013. As a result of reaching the accountability levels with respect to RBOB Gasoline, the Fund invested in the next sequential expiring RBOB Gasoline futures contract also listed on the NYMEX during the period from January 2, 2013 and continued to maintain its positions in such contracts as of September 5, 2013.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

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

The Fund also holds United States Treasury Obligations on deposit with the Fund’s commodity broker as margin. The Fund does not borrow money to increase leverage. As of September 30, 2014 and December 31, 2013, the Fund had $5,958,777,112 (or 100% of its total assets) and $6,799,938,046 (or 100% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations, receivable for LME contracts and unrealized appreciation/depreciation of futures contracts on deposit with its Commodity Broker. Of this, $235,674,845 (or 3.96%) and $297,808,276 (or 4.38%), respectively, of the Fund’s holdings of cash and United States Treasury Obligations are required to be deposited as margin in support of the Fund’s long futures positions as of September 30, 2014 and December 31, 2013, respectively. For additional information, please see the unaudited Schedules of Investments as of September 30, 2014 and December 31, 2013 for details of the Fund’s portfolio holdings.

DBLCI® is a registered trademark of Deutsche Bank AG. All rights reserved. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trade marks of the Index Sponsor and are the subject of Community Trade Mark Nos. 3055043 and 3054996. Any use of these marks must be with the consent of or under license from DBSI and/or the Index Sponsor. The Fund and the Managing Owner have been licensed to use DBLCI™. DBSI and the Index Sponsor do not approve, endorse or recommend any Fund or the Managing Owner.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor, and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. The Fund pays the Managing Owner a management fee (the “Management Fee”), monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund. During the Three Months Ended September 30, 2014 and 2013, the Fund incurred Management Fees of $11,796,639 and $13,890,282, respectively. Management Fees incurred during the Nine Months Ended September 30, 2014 and 2013 by the Fund were $35,550,987 and $41,975,914, respectively. As of September 30, 2014 and December 31, 2013, Management Fees payable to the Managing Owner were $3,646,796 and $4,283,639, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Managing Owner. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended September 30, 2014 and 2013, the Fund incurred brokerage fees of $289,271 and $297,320 respectively. Brokerage fees incurred during the Nine Months Ended September 30, 2014 and 2013 by the Fund were $905,975 and $1,003,674, respectively. As of September 30, 2014 and December 31, 2013, brokerage fees payable were $5,257 and $1,465, respectively.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants. As of September 30, 2014 and December 31, 2013, there were no Fund assets held by the Administrator.

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

In June 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance clarifying the characteristics of an investment company and requiring new disclosures. Under the guidance, all entities regulated under the Investment Company Act of 1940 automatically qualify as investment companies, while all other entities need to consider both the fundamental and typical characteristics of an investment company in determining whether they qualify as investment companies. This new guidance is effective for interim or annual reporting periods that begin after December 15, 2013, and should be applied prospectively. The Fund adopted this guidance effective January 1, 2014. The Fund has determined that it meets the definition of an investment company and has prepared the unaudited financial statements in conformity with accounting and reporting guidance of the FASB Accounting Standards Codification Topic 946 – Investment Companies, which is part of U.S. GAAP. The adoption of this guidance had no effect on the Fund’s unaudited statements of financial condition, including the schedule of investments, and the related unaudited statements of income and expenses, changes in shareholders’ equity and of cash flows.

In August 2014, the FASB issued a new standard, Accounting Standards Update No. 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which will explicitly require management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This new guidance is effective for all entities in the first annual reporting period ending after December 15, 2016. The Fund is currently evaluating this guidance and its impact on the Fund’s financial statement disclosures.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

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

FASB Accounting Standards Codification fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Assets and Liabilities Measured at Fair Value as of September 30, 2014 were as follows:

	Level 1	Level 2	Total
United States Treasury Obligations	$5,942,909,721	—	$5,942,909,721
Commodity Futures Contracts	$(501,099,890)	$9,309,854	$(491,790,036)

Assets and Liabilities Measured at Fair Value as of December 31, 2013 were as follows:

	Level 1	Level 2	Total
United States Treasury Obligations	$6,639,612,594	—	$6,639,612,594
Commodity Futures Contracts	$56,755,799	$(19,503,125)	$37,252,674

There were no Level 3 holdings as of the September 30, 2014 and December 31, 2013. The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. Futures contracts in a net depreciation position of $19,503,125 were transferred from Level 1 to Level 2 during the year ended December 31, 2013 as described above.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker to meet margin requirements and for trading purposes. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. The Fund purchased $958,000,000 face amount of United States Treasury Obligations valued at $957,975,518 which was recorded as payable for securities purchased as of September 30, 2014. The Fund purchased $1,089,000,000 face amount of United States Treasury Obligations value at $1,088,821,071 which was recorded as a payable as of December 31, 2013.

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less, when purchased. As of September 30, 2014 the Fund had $492,034,960 of cash held with the Commodity Broker, of which $491,790,036 was on deposit to satisfy the Fund’s negative variation margin on open futures contracts. As of December 31, 2013 the Fund had cash held by the Commodity Broker of $123,072,778. As of September 30, 2014 or December 31, 2013 there were no cash equivalents held by the Fund.

(g) Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity future contracts on the London Metals Exchange (“LME”). For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2014, the Fund had a receivable from the Commodity Broker for contracts on the LME of $15,622,467 related to net realized gains on LME contracts. As of December 31, 2013, the Fund had a payable to the Commodity Broker of $10,356,375 related to net realized losses on LME contracts which have been closed out but the contract is not yet expired.

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

(i) Futures Contracts

All commodity futures contracts are held and used for trading purposes. Commodity futures are recorded on trade date basis and open contracts are recorded in the statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures contracts for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. For the three months ended September 30, 2014 and 2013, the average monthly notional market value of futures contracts held was $5,657.9 billion and $6,578.8 billion, respectively. For the nine months ended September 30, 2014 and 2013, the average monthly notional market value of futures contracts held was $5,758.7 billion and $6,744.5 billion, respectively.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

The fair value of derivative instruments is as follows:

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Net Unrealized Appreciation / (Depreciation) at September 30, 2014	Net Unrealized Appreciation / (Depreciation) at December 31, 2013
Commodity Futures Contracts	Net Unrealized Appreciation (Depreciation) on Futures Contracts	$(491,790,036)	$37,252,674

The effect of derivative instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended September 30, 2014		For the Three Months Ended September 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Commodity Futures Contracts	Net Realized Gain (Loss) on Futures	$(2,621,768)	$—	$(193,572,331)	$—
	Net Change in Unrealized Gain (Loss) on Futures	$—	$(711,808,943)	$—	$370,155,771

		For the Nine Months Ended September 30, 2014		For the Nine Months Ended September 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Commodity Futures Contracts	Net Realized Gain (Loss) on Futures	$27,819,955	$—	$(260,318,838)	$—
	Net Change in Unrealized Gain (Loss) on Futures	$—	$(529,042,710)	$—	$(185,310,122)

The Fund utilizes derivative instruments to achieve its investment objective. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to master netting arrangements or similar agreements in the statements of financial condition. The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Fund’s ability to enforce the master netting agreements at September 30, 2014:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments*	Cash Collateral Pledged*	Net Amount
Assets
Commodity Futures Contracts	$40,426,512	$(40,426,512)	$—	$—	$—	$—
Liabilities
Commodity Futures Contracts	$(532,216,548)	$40,426,512	$(491,790,036)	$—	$491,790,036	$—

The following table presents the gross and net amounts of these assets and liabilities with any offsets to reflect the Fund’s ability to enforce the master netting agreements at December 31, 2013:

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Financial Instruments*	Cash Collateral Pledged*	Net Amount
Assets
Commodity Futures Contracts	$177,990,530	$(140,737,856)	$37,252,674	$—	$—	$37,252,674
Liabilities
Commodity Futures Contracts	$(140,737,856)	$140,737,856	$—	$—	$—	$—

*	As of September 30, 2014 and December 31, 2013, a portion of the Fund’s cash and US Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 2.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

The Managing Owner will utilize the cash held at the commodity broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that cash held at the commodity broker is not adequate to cover any realized losses, a portion of the United States Treasury Bills will be sold to make additional cash available.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and 2013.

(k) Routine Operational, Administrative and Other Ordinary Expenses

Pursuant to the Trust Agreement, the Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs as part of its management fee. Accordingly, all such expenses are not reflected in the statement of income and expenses of the Fund.

(l) Organizational and Offering Costs

Pursuant to the Trust Agreement, all organizational and offering expenses of the Fund are incurred and assumed by the Managing Owner. The Fund is not responsible to the Managing Owner for the reimbursement of organizational and offering costs. Expenses incurred in connection with the continuous offering of Shares are also paid by the Managing Owner.

(m) Non-Recurring and Unusual Fees and Expenses

The Fund pays all its extraordinary fees and expenses (as defined in the Trust Agreement), if any, of the Fund generally, if any, as determined by the Managing Owner. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses will also include material expenses which are not currently anticipated obligations of the Fund or of managed futures funds in general. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended September 30, 2014 and 2013 and the Nine Months Ended September 30, 2014 and 2013, the Fund did not incur such expenses.

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

September 30, 2014

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

The redemption proceeds from the Fund consist of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Fund’s futures contracts are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount 2:45 p.m., Eastern time, on the redemption order settlement date through DTC to the account of the Authorized Participant as recorded on DTC’s book-entry system.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

(7) Profit and Loss Allocations and Distributions

Pursuant to the Fourth Amended and Restated Declaration of Trust and Trust Agreement of the Trust, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (as the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Shareholders in accordance with their respective interest in the Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

No distributions were paid for the Nine Months Ended September 30, 2014 or 2013.

(8) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2014 and December 31, 2013, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(9) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three Months Ended September 30, 2014 and 2013 and for the Nine Months Ended September 30, 2014 and 2013. The net investment income and total expense ratios are calculated using average net asset value during the respective period. The net asset value presentation is calculated using average daily Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Asset Value
Net asset value per Share, beginning of period	$26.53	$25.11	$25.61	$27.72

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Futures	(3.26)	0.75	(2.23)	(1.75)
Net investment income (loss)	(0.05)	(0.05)	(0.16)	(0.16)

Net income (loss)	(3.31)	0.70	(2.39)	(1.91)
Net asset value per Share, end of period	$23.22	$25.81	$23.22	$25.81

Market value per Share, beginning of period	$26.58	$25.13	$25.66	$27.78

Market value per Share, end of period	$23.22	$25.76	$23.22	$25.76

Ratio to average Net Assets*
Net investment income (loss)	(0.84)%	(0.83)%	(0.83)%	(0.81)%

Total expenses	0.87%	0.87%	0.87%	0.87%

Total Return, at net asset value **	(12.48)%	2.79%	(9.33)%	(6.89)%

Total Return, at market value **	(12.64)%	2.51%	(9.51)%	(7.27)%

*	Percentages are annualized.
**	Percentages are not annualized.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

September 30, 2014

(10) Subsequent Events

On October 24, 2014, DBCS, DB U.S. Financial Markets Holding Corporation (“DBUSH”) and Invesco PowerShares Capital Management LLC (“Invesco”) entered into an Asset Purchase Agreement (the “Agreement”). DBCS is a wholly-owned subsidiary of DBUSH. DBCS has agreed to transfer and sell to Invesco all of DBCS’ interest in the Fund, including the sole and exclusive power to direct the business and affairs of the Fund, as well as certain other assets pertaining to the management of the Fund, pursuant to the terms and conditions of the Agreement (the “Transaction”). Upon consummation of the Transaction, Invesco will become the managing owner, commodity pool operator and commodity trading advisor of the Fund, in replacement of DBCS. Consequently, consummation of the Transaction will constitute a change of control in respect of the Fund. The consummation of the Transaction is subject to the satisfaction of customary closing conditions, certain approvals, including shareholder consent, and regulatory filings, which is expected in the first quarter of 2015.

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

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract that is a part of the Index, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index. Please see www.deutsche-etfs.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date.

DBLCI® is a registered trademark of Deutsche Bank AG. All rights reserved. DBLCI™ and Deutsche Bank Liquid Commodity Index™ are trade marks of the Index Sponsor and are the subject of Community Trade Mark Nos. 3055043 and 3054996. Any use of these marks must be with the consent of or under license from DBSI and/or the Index Sponsor. The Fund and the Managing Owner have been licensed to use DBLCI™. DBSI and the Index Sponsor do not approve, endorse or recommend any Fund or the Managing Owner.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	12.37
Heating Oil	12.37
RBOB Gasoline	12.37
Natural Gas	5.49
Brent Crude	12.37
Gold	8.00
Silver	2.00
Aluminum	4.17
Zinc	4.17
Copper Grade A	4.17
Corn	5.63
Wheat	5.63
Soybeans	5.63
Sugar	5.63

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity as of September 30, 2014:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	13.49
Heating Oil	12.85
RBOB Gasoline	12.81
Natural Gas	6.28
Brent Crude	12.60
Gold	8.08
Silver	1.70
Aluminum	4.60
Zinc	5.19
Copper Grade A	4.21
Corn	4.14
Wheat	4.11
Soybeans	4.76
Sugar	5.18

Closing Level as of September 30, 2014	100.00

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

Performance Summary

This Report covers the three months ended September 30, 2014 and 2013 (hereinafter referred to as the “Three Months Ended September 30, 2014” and the “Three Months Ended September 30, 2013”, respectively) and the nine months ended September 30, 2014 and 2013 (hereinafter referred to as the “Nine Months Ended September 30, 2014” and the “Nine Months Ended September 30, 2013”, respectively). The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC (the “NYSE Alternext”)) on February 3, 2006, and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).

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

The section “Summary of DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended September 30, 2014 and the Nine Months Ended September 30, 2014 and the Three Months Ended September 30, 2013 and the Nine Months Ended September 30, 2013” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBIQ-OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended September 30, 2014 and the Nine Months Ended September 30, 2014

and for the Three Months Ended September 30, 2013 and the Nine Months Ended September 30, 2013

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
Underlying Index	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
DB Light Crude Oil Indices	(13.97)%	5.43%	(10.43)%	(0.04)%
DB Heating Oil Indices	(9.43)%	2.91%	(8.89)%	(1.58)%
DB Aluminum Indices	2.73%	1.32%	4.14%	(15.20)%
DB Gold Indices	(8.53)%	8.18%	0.46%	(21.27)%
DB Corn Indices	(24.57)%	(13.59)%	(28.74)%	(26.36)%
DB Wheat Indices	(21.41)%	(3.00)%	(26.32)%	(20.80)%
DB RBOB Gasoline Indices	(13.30)%	2.73%	(8.02)%	2.39%
DB Natural Gas Indices	(10.83)%	(0.95)%	(4.98)%	(2.50)%
DB Silver Indices	(19.21)%	11.22%	(12.56)%	(28.60)%
DB Zinc Indices	2.63%	2.10%	9.48%	(10.51)%
DB Copper Grade A Indices	(4.81)%	7.97%	(8.52)%	(8.57)%
DB Soybeans Indices	(21.08)%	2.46%	(19.52)%	(1.50)%
DB Sugar Indices	(12.01)%	3.99%	(8.88)%	(12.61)%
DB Brent Crude Indices	(11.47)%	5.95%	(1.76)%	6.20%

AGGREGATE RETURNS	(11.83)%	2.94%	(8.40)%	(6.09)%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. GAAP, consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined; provided, that if a commodity futures contract could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. The Managing Owner may in its discretion (and under circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

Net asset value per share is the net asset value of the Fund divided by the number of outstanding shares.

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

Preparation of the financial statements and related disclosures in conformity with U.S. GAAP requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the financial statements and accompanying notes. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow provided by operating activities was $532.2 million and net cash flow used for operating activities was $603.7 million for the Nine Months Ended September 30, 2014 and 2013, respectively. This amount primarily includes net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition.

During the Nine Months Ended September 30, 2014, $16,319.6 million was paid to purchase United States Treasury Obligations and $16,887.0 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2013, $19,663.2 million was paid to purchase United States Treasury Obligations and $19,312.8 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation on United States Treasury Obligations and futures collectively decreased by $529.1 million and by $185.6 million during the Nine Months Ended September 30, 2014 and 2013, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(163.2) million and $347.5 million during the Nine Months Ended September 30, 2014 and 2013, respectively. This included $748.5 million and $1,125.2 million from the sale of Shares to Authorized Participants during the Nine Months Ended September 30, 2014 and 2013, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

SEPTEMBER 30, 2014 AND 2013 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013

Fund Share Price Performance

For the Three Months Ended September 30, 2014, the NYSE Arca market value of each Share decreased 12.64% from $26.58 per Share to $23.22 per Share. The Share price high and low for the Three Months Ended September 30, 2014 and related change from the Share price on June 30, 2014 was as follows: Shares traded from a high of $26.50 per Share (-0.30%) on July 1, 2014, to a low of $23.22 per Share (-12.64%) on September 30, 2014.

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

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2014, the net asset value of each Share decreased 12.48% from $26.53 per Share to $23.22 per Share. Falling futures contracts prices for corn, wheat, soybeans, silver, light crude oil, RBOB gasoline, sugar, brent crude oil, natural gas, heating oil, gold and copper grade A were partially offset by higher futures contract prices for aluminum and zinc during the Three Months Ended September 30, 2014 contributing to an overall 11.83% decrease in the level of the DBIQ-OY Diversified TR™.

Net loss for the Three Months Ended September 30, 2014 was $726.1 million, resulting from $0.4 million of interest income, net realized loss of $2.6 million, net unrealized losses of $711.8 million and operating expenses of $12.1 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013

Fund Share Price Performance

For the Nine Months Ended September 30, 2014, the NYSE Arca market value of each Share decreased 9.51% from $25.66 per Share to $23.22 per Share. The Share price high and low for the Nine Months Ended September 30, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a high of $26.92 per Share (+4.91%) on June 20, 2014, to a low of $23.22 per Share (-9.51%) on September 30, 2014.

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

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2014, the net asset value of each Share decreased 9.33% from $25.61 per Share to $23.22 per Share. Falling futures contracts prices for corn, wheat, soybean, silver, light crude oil, heating oil, sugar, copper grade A, RBOB gasoline, natural gas and brent crude oil were partially offset by higher futures contract prices for zinc, aluminum and gold during the Nine Months Ended September 30, 2014 contributing to an overall 8.40% decrease in the level of the DBIQ-OY Diversified TR™.

Net loss for the Nine Months Ended September 30, 2014 was $536.1 million, resulting from $1.6 million of interest income, net realized gain of $27.8 million, net unrealized loss of $529.1 million and operating expenses of $36.5 million.

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

Value at Risk, or VaR, is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR.

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

Value at Risk, or VaR, is a statistical measure of the value of losses that would not be expected to be exceeded over a given time horizon and at a given probability level arising from movement of underlying risk factors. Loss is measured as a decline in the fair value of the portfolio as a result of changes in any of the material variables by which fair values are determined. VaR is measured over a specified holding period (1 day) and to a specified level of statistical confidence (99th percentile). However, the inherent uncertainty in the markets in which the Fund trades and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of this, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR.

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s total assets.

The following table indicates the trading VaR associated with the Fund’s total assets as of September 30, 2014.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded for the nine months ended September 30, 2014
PowerShares DB Commodity Index Tracking Fund	$5,958,777,112	0.54%	$60,891,900	6

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2013.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded for the three months ended December 31, 2013
PowerShares DB Commodity Index Tracking Fund	$6,799,938,046	0.65%	$86,445,582	3

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2014 by market sector.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2014:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2014 to July 31, 2014	5,000,000	$25.75
August 1, 2014 to August 31, 2014	3,400,000	$24.95
September 1, 2014 to September 30, 2014	4,400,000	$24.37

Total:	12,800,000	$25.06

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Disclosures Under Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”)

Deutsche Bank AG, an affiliate of ours, has provided us the disclosure set forth below describing the ITRA-relevant activities of it and its affiliates for the quarter ended September 30, 2014. All references in this quoted disclosure to “we,” “us” and “our” are to Deutsche Bank AG and its affiliates. None of the disclosed activities or transactions were conducted by the Registrant.

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

        Legacy Financing Arrangements. Despite having ceased entering into new business in or with Iran in 2007, we continue to be engaged as lender, sponsoring bank and/or facility agent or arranger in several long-term financing agreements relating to the construction or acquisition of plant or equipment for the petroleum and petrochemical industries, under which Iranian entities were the direct or indirect borrowers. Before 2007, as part of banking consortia, we entered into a number of financing arrangements, four of which remained outstanding as of September 30, 2014, with the National Iranian Oil Company (NIOC), the National Petrochemical Company (NPC) and their respective group entities as borrowers. The latest final maturity under these loan facilities is in 2019. These loan facilities were guaranteed by national export credit agencies representing two European governments and one Asian national government. In principle, the obligations of the borrowers under these loan facilities are secured by assignments of receivables from oil and oil products exported by NIOC, NPC and/or their trading subsidiaries to buyers, mostly in Asia. These delivery obligations, however, were waived for the period covered by this report, due to the current sanctions environment. For some of these arrangements, we act as escrow agent, holding escrow accounts for the Iranian borrowers mentioned above, into which receivables are, in principle, paid by the buyers of the oil and oil products. During the period covered by this report, no such receivables were paid to the said escrow accounts. Such accounts are pledged in favor of the relevant banking consortium. We have no involvement in the contractual arrangements related to, or in the physical settlement of, the oil and oil product exports mentioned above. The Iranian entities in whose names the escrow accounts are held are not permitted to draw on these accounts, either because they are sanctioned parties or, where this is not the case, due to our business decision to not allow access to the accounts in light of the overall sanctions environment.

During the third quarter of 2014, approximately € 100 was paid into the escrow account. We, in our role as agent, distributed to the participants in the banking consortia € 1 million including portions attributable to us totaling approximately € 0.25 million.

We generated revenues in the third quarter of 2014 of approximately € 0.6 million in respect of these financing arrangements, of which approximately € 0.5 million consisted of escrow account revenues, € 27,000 consisted of loan interest revenues and € 9,000 consisted of fee revenues. The net profits were less than these amounts.

As of September 30, 2014, we have an undrawn commitment of approximately € 1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

Our portion of the remaining loan facilities amounted to approximately € 29 million as of September 30, 2014. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately € 7.6 million are still outstanding as of September 30, 2014. The gross revenues from this business were approximately € 11,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately € 11.1 million, the gross revenues received from non-Syrian parties for these guarantees were approximately € 27,000 and the net profit we derived from these activities was less than this amount. The amount of legacy guarantees is higher than the amount reported in the last quarter (which was € 9.0 million) because a recent analysis identified additional legacy guarantees, dating from or before 2007, with regard to this Syrian bank booked in one of the Bank’s (non-German) European locations. We intend to exit these guarantee arrangements as soon as possible.

Payments Received. We received less than 30 payments adding up to approximately € 5.2 million in favor of non-Iranian clients in Germany, Belgium and the Netherlands, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than € 7,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to accept such transactions in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany. Several Iranian banks, including Bank Melli Iran, Bank Saderat and Europäisch-Iranische Handelsbank, have branches or offices in Germany, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany, when these branches or offices need to make payments in Germany to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank accepts fund transfers from these Iranian banks and disburses them to the applicable (mainly German) payees, some of whom hold accounts with us. In the third quarter of 2014, we received approximately €1 million in such disbursements in approximately 200 transactions via the German Bundesbank in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than € 1,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to accept such transactions in the future.

Maintaining of Accounts for Iranian Consulates and Embassies. In the third quarter of 2014, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM) terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately € 12 million in the third quarter of 2014, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately € 14,000 and net profits which were less than this amount from these activities. The relevant European governments have requested that we continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations.

Relationships with Corporate Clients. We maintain a business relationship with one corporate client registered in Germany who was sanctioned by the US in the first quarter of 2014 pursuant to Executive Order 13382. We did not terminate this relationship but imposed several restrictive measures to mitigate the relevant risks. In the third quarter of 2014 the revenues derived from this relationship were less than € 4,000 and the net profits were less than this amount. On October 16, 2014, the client’s name was removed from the U.S. Office of Foreign Asset Control’s Specially Designated Nationals List.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund—September 30, 2014 (unaudited) and December 31, 2013, (ii) the Unaudited Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—September 30, 2014, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2013, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund—Three Months Ended September 30, 2014 and 2013 and Nine Months Ended September 30, 2014 and 2013, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Three Months Ended September 30, 2014, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Three Months Ended September 30, 2013, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Nine Months Ended September 30, 2014, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Nine Months Ended September 30, 2013, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund—Nine Months Ended September 30, 2014 and 2013, and (x) Notes to Unaudited Financial Statements of PowerShares DB Commodity Index Tracking Fund.

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

Dated: November 5, 2014