Form 10-Q
period 2015-06-30
PowerShares DB Commodity Index Tracking Fund
filed 2015-08-10
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of outstanding Shares as of June 30, 2015: 175,200,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2015 and December 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $3,001,979,725 and $4,977,810,659, respectively)	$3,002,002,627	$4,977,853,691
Cash held by commodity broker	—	745,587,142
Cash held by custodian	162,789,584	—
Net unrealized appreciation (depreciation) on Commodity Futures Contracts	(58,842,606)	(775,157,664)
Variation margin receivable	68,774,304	—

Total assets (of which $311,120,394 and $272,407,319, respectively is restricted for maintenance margin purposes)	$3,174,723,909	$4,948,283,169

Liabilities
Payable for securities purchased	$—	$898,921,337
Payable for LME contracts	16,213,633	9,890,331
Management fee payable	2,181,580	3,042,481
Brokerage fee payable	4,992	4,575

Total liabilities	18,400,205	911,858,724

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	721	736
Shareholders’ equity—Shares	3,156,322,983	4,036,423,709

Total shareholders’ equity	3,156,323,704	4,036,424,445

Total liabilities and equity	$3,174,723,909	$4,948,283,169

General Shares outstanding	40	40
Shares outstanding	175,200,000	219,400,000
Net asset value per share
General Shares	$18.02	$18.40
Shares	$18.02	$18.40

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

June 30, 2015

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations(a)(b)
U.S. Treasury Bills, 0.005% due July 2, 2015	12.67%	$400,000,000	$400,000,000
U.S. Treasury Bills, 0.005% due July 9, 2015	30.42	960,003,840	960,000,000
U.S. Treasury Bills, 0.000% due July 23, 2015	7.13	225,000,450	225,000,000
U.S. Treasury Bills, 0.020% due July 30, 2015	22.18	699,991,600	700,000,000
U.S. Treasury Bills, 0.015% due August 6, 2015	6.97	220,001,100	220,000,000
U.S. Treasury Bills, 0.020% due August 13, 2015	1.96	62,000,372	62,000,000
U.S. Treasury Bills, 0.015% due August 20, 2015	9.50	300,000,000	300,000,000
U.S. Treasury Bills, 0.015% due September 10, 2015	4.28	135,005,265	135,000,000

Total United States Treasury Obligations (cost $3,001,979,725)	95.11%	$3,002,002,627

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Commodity Futures Contracts
CBOT Corn (10,197 contracts, settlement date December 14, 2015)	0.30%	$9,338,890	$220,000,275
CBOT Soybean (4,188 contracts, settlement date November 13, 2015)	0.49	15,294,914	217,200,150
CBOT Wheat (7,745 contracts, settlement date September 14, 2015)	1.23	38,637,350	238,449,187
COMEX Gold (2,585 contracts, settlement date December 29, 2015)	(0.13)	(4,181,053)	303,479,000
COMEX Silver (947 contracts, settlement date January 27, 2016)	(0.14)	(4,325,190)	74,107,485
ICE-UK Brent Crude (5,333 contracts, settlement date November 13, 2015)	(3.39)	(106,963,792)	350,644,750
LME Aluminum (3,060 contracts, settlement date October 19, 2015)	(0.97)	(30,512,412)	129,877,875
LME Copper (949 contracts, settlement date August 17, 2015)	(0.50)	(15,748,531)	136,679,725
LME Zinc (2,736 contracts, settlement date February 15, 2016)	(0.40)	(12,581,663)	137,586,600
NYB-ICE Sugar (11,249 contracts, settlement date September 30, 2015)	(0.02)	(521,877)	157,108,034
NYMEX Natural Gas (5,200 contracts, settlement date September 28, 2015)	(0.10)	(3,036,192)	149,188,000
NYMEX NY Harbor ULSD (4,362 contracts, settlement date May 31, 2016)	0.01	231,536	359,427,928
NYMEX RBOB Gasoline (5,204 contracts, settlement date November 30, 2015)	(0.40)	(12,732,678)	379,324,764
NYMEX WTI Crude (4,955 contracts, settlement date February 22, 2016)	(0.01)	(238,840)	304,484,750

Total Commodity Futures Contracts	(4.03)%	$(127,339,538)	$3,157,558,523

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2014

(Unaudited)

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations(a)(b)
U.S. Treasury Bills, 0.030% due January 2, 2015	22.27%	$899,000,000	$899,000,000
U.S. Treasury Bills, 0.040% due January 8, 2015	4.58	184,999,815	185,000,000
U.S. Treasury Bills, 0.020% due January 15, 2015	0.32	12,999,909	13,000,000
U.S. Treasury Bills, 0.010% due January 22, 2015	27.80	1,121,984,292	1,122,000,000
U.S. Treasury Bills, 0.015% due January 29, 2015	4.78	192,997,105	193,000,000
U.S. Treasury Bills, 0.010% due February 5, 2015	0.40	15,999,696	16,000,000
U.S. Treasury Bills, 0.025% due February 12, 2015	0.35	13,999,804	14,000,000
U.S. Treasury Bills, 0.020% due February 26, 2015	3.62	145,996,642	146,000,000
U.S. Treasury Bills, 0.025% due March 5, 2015	13.45	542,988,054	543,000,000
U.S. Treasury Bills, 0.025% due March 12, 2015	13.57	547,979,176	548,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	0.74	29,999,040	30,000,000
U.S. Treasury Bills, 0.055% due March 26, 2015	9.17	369,989,270	370,000,000
U.S. Treasury Bills, 0.040% due April 2, 2015	22.27	898,920,888	899,000,000

Total United States Treasury Obligations (cost $4,977,810,659)	123.32%	$4,977,853,691

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Commodity Futures Contracts
CBOT Corn (13,583 contracts, settlement date December 14, 2015)	0.12%	$4,735,363	$285,922,150
CBOT Soybean (5,578 contracts, settlement date November 13, 2015)	0.33	13,539,213	280,433,950
CBOT Wheat (9,808 contracts, settlement date July 14, 2015)	(0.69)	(27,815,113)	293,014,000
COMEX Gold (3,452 contracts, settlement date April 28, 2015)	(0.63)	(25,518,800)	409,027,480
COMEX Silver (1,262 contracts, settlement date January 27, 2016)	(0.13)	(5,103,340)	99,382,500
ICE-UK Brent Crude (7,100 contracts, settlement date November 13, 2015)	(3.89)	(157,113,220)	464,624,000
LME Aluminum (4,072 contracts, settlement date October 19, 2015)	(0.61)	(24,603,938)	191,969,350
LME Copper (1,254 contracts, settlement date February 16, 2015)	(0.08)	(3,354,294)	198,351,450
LME Zinc (3,721 contracts, settlement date February 16, 2015)	(0.15)	(6,141,775)	201,980,531
MGE Red Wheat (571 contracts, settlement date July 14, 2015)	0.02	1,035,825	18,193,487
NYB-ICE Sugar (15,419 contracts, settlement date June 30, 2015)	(1.41)	(57,071,762)	263,356,520
NYMEX Natural Gas (7,327 contracts, settlement date March 27, 2015)	(1.63)	(65,854,870)	211,090,870
NYMEX NY Harbor ULSD (6,082 contracts, settlement date May 29, 2015)	(6.32)	(255,059,116)	463,477,594
NYMEX RBOB Gasoline (6,930 contracts, settlement date November 30, 2015)	(1.60)	(64,711,437)	464,095,170
NYMEX WTI Crude (7,999 contracts, settlement date January 20, 2015)	(2.53)	(102,120,400)	426,106,730

Total Commodity Futures Contracts	(19.20)%	$(775,157,664)	$4,271,025,782

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income
Interest Income	$69,463	$524,601	$295,423	$1,249,559

Expenses
Management Fee	6,633,351	11,997,228	14,121,917	23,754,348
Brokerage Commissions and Fees	217,876	412,151	593,882	616,704

Total Expenses	6,851,227	12,409,379	14,715,799	24,371,052

Net investment income (loss)	(6,781,764)	(11,884,778)	(14,420,376)	(23,121,493)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	3,047	6,622	14,774
Commodity Futures Contracts	(301,640,755)	(7,527,620)	(727,075,762)	30,441,723

Net realized gain (loss)	(301,640,755)	(7,524,573)	(727,069,140)	30,456,497

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	14,279	(96,906)	(20,130)	(63,896)
Commodity Futures Contracts	468,319,830	103,563,429	647,818,126	182,766,233

Net change in unrealized gain (loss)	468,334,109	103,466,523	647,797,996	182,702,337

Net realized and net change in unrealized gain on United States Treasury Obligations and Commodity Futures Contracts	166,693,354	95,941,950	(79,271,144)	213,158,834

Net Income (Loss)	$159,911,590	$84,057,172	$(93,691,520)	$190,037,341

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at April 01, 2015	40	$683	175,200,000	$2,991,731,028	$2,991,731,711

Sale of Shares			9,200,000	168,251,432	168,251,432

Redemption of Shares			(9,200,000)	(163,571,029)	(163,571,029)

Net Increase (Decrease) due to Share Transactions			—	4,680,403	4,680,403

Net Income (Loss)

Net investment income (loss)		—		(6,781,764)	(6,781,764)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(27)		(301,640,728)	(301,640,755)

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		65		468,334,044	468,334,109

Net Income (Loss)		38		159,911,552	159,911,590

Net Change in Shareholders’ Equity	—	38	—	164,591,955	164,591,993

Balance at June 30, 2015	40	$721	175,200,000	$3,156,322,983	$3,156,323,704

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2014

(Unaudited)

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at April 01, 2014	40	$1,045	216,400,000	$5,654,633,078	$5,654,634,123

Sale of Shares			5,400,000	142,587,202	142,587,202

Redemption of Shares			(9,000,000)	(235,246,110)	(235,246,110)

Net Increase (Decrease) due to Share Transactions			(3,600,000)	(92,658,908)	(92,658,908)

Net Income (Loss)

Net investment income (loss)		(2)		(11,884,776)	(11,884,778)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(1)		(7,524,572)	(7,524,573)

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		19		103,466,504	103,466,523

Net Income (Loss)		16		84,057,156	84,057,172

Net Change in Shareholders’ Equity	—	16	(3,600,000)	(8,601,752)	(8,601,736)

Balance at June 30, 2014	40	$1,061	212,800,000	$5,646,031,326	$5,646,032,387

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 01, 2015	40	$736	219,400,000	$4,036,423,709	$4,036,424,445

Sale of Shares			14,400,000	260,057,531	260,057,531

Redemption of Shares			(58,600,000)	(1,046,466,752)	(1,046,466,752)

Net Increase (Decrease) due to Share Transactions			(44,200,000)	(786,409,221)	(786,409,221)

Net Income (Loss)

Net investment income (loss)		(2)		(14,420,374)	(14,420,376)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(116)		(727,069,024)	(727,069,140)

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		103		647,797,893	647,797,996

Net Income (Loss)		(15)		(93,691,505)	(93,691,520)

Net Change in Shareholders’ Equity	—	(15)	(44,200,000)	(880,100,726)	(880,100,741)

Balance at June 30, 2015	40	$721	175,200,000	$3,156,322,983	$3,156,323,704

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

	General Shares		Shares		Total Shareholders’ Equity
	Shares	Total Equity	Shares	Total Equity
Balance at January 01, 2014	40	$1,024	222,400,000	$5,696,474,472	$5,696,475,496

Sale of Shares			13,400,000	350,418,421	350,418,421

Redemption of Shares			(23,000,000)	(590,898,871)	(590,898,871)

Net Increase (Decrease) due to Share Transactions			(9,600,000)	(240,480,450)	(240,480,450)

Net Income (Loss)

Net investment income (loss)		(4)		(23,121,489)	(23,121,493)

Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		6		30,456,491	30,456,497

Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		35		182,702,302	182,702,337

Net Income (Loss)		37		190,037,304	190,037,341

Net Change in Shareholders’ Equity	—	37	(9,600,000)	(50,443,146)	(50,443,109)

Balance at June 30, 2014	40	$1,061	212,800,000	$5,646,031,326	$5,646,032,387

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income (Loss)	$(93,691,520)	$190,037,341
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(5,497,720,688)	(11,041,896,506)
Proceeds from securities sold and matured	6,574,996,658	11,166,993,005
Net accretion of discount on United States Treasury Obligations	(359,751)	(1,253,050)
Net realized (gain) loss on United States Treasury Obligations	(6,622)	(14,774)
Net change in unrealized (gain) loss on United States Treasury Obligations and Commodity Futures Contracts	(647,797,996)	(182,702,337)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	(584,258,422)	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	515,761,490	—
Change in operating receivables and payables:
Variation margin receivable	(68,774,304)	—
Receivable for LME contracts	—	(1,277,250)
Payable for LME contracts	6,323,302	(10,356,375)
Management fee payable	(860,901)	(367,323)
Brokerage fee payable	417	4,457

Net cash provided by (used for) operating activities	203,611,663	119,167,188

Cash flows from financing activities:
Proceeds from sale of Shares	260,057,531	350,418,421
Redemption of Shares	(1,046,466,752)	(590,898,871)

Net cash provided by (used for) financing activities	(786,409,221)	(240,480,450)

Net change in cash	(582,797,558)	(121,313,262)
Cash at beginning of period(a)	745,587,142	123,072,778

Cash at end of period(a)(b)	$162,789,584	$1,759,516

(a)	Cash at December 31, 2014 and prior reflects cash held by the Predecessor Commodity Broker.
(b)	Cash at June 30, 2015 reflects cash held by the Custodian.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2015

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

This Report covers the three months ended June 30, 2015 and 2014 (hereinafter referred to as the “Three Months Ended June 30, 2015” and the “Three Months Ended June 30, 2014”, respectively) and the six months ended June 30, 2015 and 2014 (hereinafter referred to as the “Six Months Ended June 30, 2015” and the “Six Months Ended June 30, 2014”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

(3) Fund Investment Overview

The Fund invests with a view to tracking the changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund.

The Index is intended to reflect the change in market value of the commodity sector. The commodities comprising the Index are Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas,

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”), Silver, Soybeans, Sugar and Zinc (the “Index Commodities”). The Fund also holds United States Treasury Obligations on deposit with the Custodian and with the Commodity Broker as margin.

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

The Fund reached its position limit with respect to its futures for Wheat prior to December 31, 2014. The Fund established positions in Red Wheat as proxies in lieu of the positions as provided by the index.

The Fund holds United States Treasury Obligations for deposit with the Fund’s Commodity Broker as margin. The Fund does not borrow money to increase leverage. As of June 30, 2015 and December 31, 2014, the Fund had $379,894,698 (or 11.97% of its total assets) and $4,948,283,169 (or 100.0% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker (as defined below) or its Predecessor Commodity Broker (as defined below), as applicable. Of this, $311,120,394 (or 9.80%) and $272,407,319 (or 5.51%) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open futures positions as of June 30, 2015 and December 31, 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (See Note 4). For additional information, please see the unaudited Schedules of Investments as of June 30, 2015 and December 31, 2014 for details of the Fund’s portfolio holdings.

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

During the Three Months Ended June 30, 2015 and 2014, the Fund incurred Management Fees of $6,633,351 and $11,997,228, respectively. During the Six Months Ended June 30, 2015 and 2014, the Fund incurred Management Fees of $14,121,917 and $23,754,348, respectively. As of June 30, 2015 and December 31, 2014, Management Fees payable were $2,181,580 and $3,042,481, respectively.

The Commodity Broker

Effective as of the Closing Date, Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). Deutsche Bank Securities Inc. (“DBSI”), a Delaware corporation, served as the Fund’s futures clearing broker up to and excluding the Closing Date (the “Predecessor Commodity Broker”). DBSI is also an indirect wholly-owned subsidiary of Deutsche Bank AG and is an affiliate of the Predecessor Managing Owner. A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers give-up all such transactions to the Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears all of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. The Commodity Broker is responsible, among other things, for providing periodic

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund. During the Three Months Ended June 30, 2015 and 2014, the Fund incurred brokerage fees of $217,876 and $412,151, respectively. During the Six Months Ended June 30, 2015 and 2014, the Fund incurred brokerage fees of $593,882 and $616,704, respectively. As of June 30, 2015 and December 31, 2014, brokerage fees payable were $4,992 and $4,575, respectively. For the avoidance of doubt, for purposes of the reporting period up to and excluding the Closing Date, commission payments were paid to the Predecessor Commodity Broker. The Commodity Broker has served as the Fund’s futures clearing broker since the Closing Date and all commission accruals since the Closing Date have been paid to the Commodity Broker.

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

As of December 31, 2014, the Fund held $745,587,142 of cash and $4,977,853,691 of United States Treasury Obligations at the Predecessor Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $784,986,543 of cash and $3,488,957,734 of United States Treasury Obligations from the Predecessor Commodity Broker to the Custodian. Additionally, during that same three-day period, the Fund transferred all of its open positions of commodity futures contracts from the Predecessor Commodity Broker to the Commodity Broker, $1,078,892,100 of United States Treasury Obligations from the Custodian to the Commodity Broker to satisfy maintenance margin requirements and $584,258,422 of cash from the Custodian to the Commodity Broker to satisfy variation margin requirements for open commodity futures contracts. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts, except for LME contracts which do not settle cash daily. The cumulative amount of cash transferred to the Commodity Broker as of June 30, 2015 approximates the net unrealized appreciation (depreciation) on commodity futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

As of June 30, 2015 the Fund had $2,794,829,211 (or 88.03% of total assets) of its holdings of cash and United States Treasury Obligations held with its Custodian. No assets were held at the Custodian on of December 31, 2014.

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

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

Marketing Agent

Effective as of the Closing Date, the Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities Inc. as the marketing agent (the “Marketing Agent”) to assist the Managing Owner by providing support to educate institutional investors about the DBIQ indices and to complete governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ indices.

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Evaluated quotes provided by the pricing service may be determined without exclusive reliance on quoted prices, and

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

may reflect appropriate factors such as developments related to specific securities, yield, quality, type of issue, coupon rate, maturity, individual trading characteristics and other market data. All debt obligations involve some risk of default with respect to interest and/or principal payments.

The levels assigned to the securities valuations may not be an indication of the risk or liquidity associated with investing in those securities. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

The following is a summary of the tiered valuation input levels as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$3,002,002,627	$—	$3,002,002,627
Commodity Futures Contracts(a)	$(127,339,538)	$—	$—	$(127,339,538)

(a)	Unrealized appreciation (depreciation).

The Fund’s policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. Effective on the Closing Date, the Managing Owner evaluated the classification of the Fund’s investments, and elected to reflect United States Treasury Obligations as Level 2 and LME commodity futures contracts as Level 1. LME commodity futures contracts of $(30,512,412) were transferred from Level 2 to Level 1 during the period.

The following is a summary of the tiered valuation input levels as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$4,977,853,691	$—	$—	$4,977,853,691
Commodity Futures Contracts(a)	$(741,057,657)	$(34,100,007)	$—	$(775,157,664)

(a)	Unrealized appreciation (depreciation).

(d) Deposits with Commodity Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to CFTC regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker.

(e) Deposits with Custodian

The combination of the Fund’s deposits with its Custodian of cash and United States Treasury Obligations represents the Fund’s overall assets held with its Custodian.

(f) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on evaluated mean prices provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Fund’s Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. As of June 30, 2015, there were no payables or receivables outstanding for securities purchased or sold. The Fund purchased $899,000,000 face amount of United States Treasury Obligations valued at $898,921,337 which was recorded as payable for securities purchased as of December 31, 2014.

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statement of Financial Condition.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased.

(h) Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the London Metals Exchange (“LME”). For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2015 and December 31, 2014, the Fund had a payable to the Commodity Broker of $16,213,633 and to the Predecessor Commodity Broker of $9,890,331, respectively, related to net realized losses on LME contracts which have been closed out but for which the contract has not yet expired.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain income tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the managing owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factoring including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2011.

(k) Commodity Futures Contracts

All commodity futures contracts are held and used for trading purposes. Commodity futures contracts are recorded on trade date. Open contracts are recorded in the Statement of Financial Condition at fair value on trade date and on each successive date as well as on the last business day of each of the periods presented. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statement of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

The Fair Value of Derivative Instruments is as follows:

	June 30, 2015(a)		December 31, 2014(b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$63,502,690	$(190,842,228)	$19,310,401	$(794,468,065)

(a)	Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the June 30, 2015 Statement of Financial Condition for non-LME commodity futures contracts.
(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on Commodity Futures Contracts.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(301,640,755)	$(7,527,620)
	Net Change in Unrealized Gain (Loss)	468,319,830	103,563,429

Total		$166,679,075	$96,035,809

Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(727,075,762)	$30,441,723
	Net Change in Unrealized Gain (Loss)	647,818,126	182,766,233

Total		$(79,257,636)	$213,207,956

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	Commodity Futures Contracts
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Average Notional Value	$3,117,486,144	$5,852,336,790	$3,489,983,946	$5,829,422,651

The Fund utilizes derivative instruments to achieve its investment objective. The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2015, net by contract:

	Gross Amount(a) Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(b)	Cash Collateral Pledged(b)	Net Amount
Assets
Commodity Futures Contracts	$63,502,690	$(63,502,690)	$—	$—	$—	$—
Liabilities
Commodity Futures Contracts	$(190,842,228)	$63,502,690	$(127,339,538)	$127,339,538	—	$—

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

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
(b)

As of June 30, 2015 and December 31, 2014, a portion of the Fund’s cash and U.S. Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.

(l) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the Statement of Income and Expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable were less than $6.00 and $10.00 per round-turn trade during the Three and Six Months Ended June 30, 2015 and 2014, respectively.

(m) Routine Operational, Administrative and Other Ordinary Expenses

After the Closing Date, the Managing Owner assumes all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Prior to the Closing Date, the Predecessor Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund. Accordingly, all such expenses are not reflected in the Statement of Income and Expenses of the Fund.

(n) Organizational and Offering Costs

All organizational and offering expenses (including continuous offering expenses for the offering of Shares) incurred by the Fund were assumed by either the Predecessor Managing Owner or the Managing Owner. The Fund is not responsible to either the Predecessor Managing Owner or the Managing Owner for the reimbursement of organizational and offering costs (including continuous offering expenses for the offering of Shares).

(o) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Declaration), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Six Months Ended June 30, 2015 and 2014, the Fund did not incur such expenses.

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

June 30, 2015

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

June 30, 2015

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

No distributions were paid for the Three and Six Months Ended June 30, 2015 or 2014.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of June 30, 2015 and December 31, 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Six Months Ended June 30, 2015 and 2014. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements—(Continued)

June 30, 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Asset Value
Net asset value per Share, beginning of period	$17.08	$26.13	$18.40	$25.61
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	0.98	0.46	(0.30)	1.03
Net investment income (loss)(a)	(0.04)	(0.06)	(0.08)	(0.11)

Net income (loss)	0.94	0.40	(0.38)	0.92

Net asset value per Share, end of period	$18.02	$26.53	$18.02	$26.53

Market value per Share, beginning of period(b)	$17.09	$26.13	$18.45	$25.64

Market value per Share, end of period(b)	$18.01	$26.56	$18.01	$26.56

Ratio to average Net Assets*
Net investment income (loss)	(0.87)%	(0.84)%	(0.87)%	(0.83)%

Total expenses	0.88%	0.88%	0.89%	0.87%

Total Return, at net asset value**	5.50%	1.53%	(2.07)%	3.59%

Total Return, at market value**	5.38%	1.65%	(2.38)%	3.59%

(a)	Calculated using average shares outstanding.
(b)	The mean between the last bid and ask prices.
*	Percentages are annualized.
**	Percentages are not annualized.

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”).

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co. and Goldman Sachs Execution & Clearing, L.P. has executed a Participant Agreement and are the only Authorized Participants.

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

The Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts in the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Fund also holds United States Treasury Obligations for deposit with the Custodian and with the Fund’s Commodity Broker as margin. After the Closing Date, the aggregate notional value of the futures contracts owned by the Fund is expected to approximate the aggregate net asset value of the Fund, as opposed to the aggregate Index value.

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract that is a part of the Index, the Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Fund’s Index and in futures contracts based on commodities other than commodities that comprise the Fund’s Index. Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date, as defined below.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	12.37
Ultra Low Sulphur Diesel	12.37
RBOB Gasoline	12.37
Natural Gas	5.49
Brent Crude	12.37
Gold	8.00
Silver	2.00
Aluminum	4.17
Zinc	4.17
Copper Grade A	4.17
Corn	5.63
Wheat	5.63
Soybeans	5.63
Sugar	5.63

Closing Level on Base Date:	100.00

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of June 30, 2015:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	9.63%
Ultra Low Sulphur Diesel	11.37
RBOB Gasoline	12.01
Natural Gas	4.72
Brent Crude	11.10
Gold	9.61
Silver	2.35
Aluminum	4.11
Zinc	4.36
Copper Grade A	4.33
Corn	6.98
Wheat	7.56
Soybeans	6.89
Sugar	4.98

Closing Level as of June 30, 2015	100.00%

Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Fund’s Index.

The Index Commodities are traded on the following futures exchanges: Light Sweet Crude Oil (WTI), Ultra Low Sulphur Diesel, RBOB Gasoline and Natural Gas: New York Mercantile Exchange; Brent Crude: ICE Futures Europe; Gold and Silver: Commodity Exchange Inc., New York; Aluminum, Zinc and Copper Grade A: The London Metal Exchange Limited; Corn, Wheat and Soybeans: Board of Trade of the City of Chicago Inc.; and Sugar: ICE Futures U.S., Inc.

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

The Fund reached its position limit with respect to its futures for Wheat prior to December 31, 2014. The Fund established positions in Red Wheat as proxies in lieu of the positions as provided by the Index.

Performance Summary

This Report covers the three months ended June 30, 2015 and 2014 (herein referred to as the “Three Months Ended June 30, 2015” and the “Three Months Ended June 30, 2014”, respectively) and the six months ended June 30, 2015 and 2014 (hereinafter referred to as the “Six Months Ended June 30, 2015” and the “Six Months Ended June 30, 2014”, respectively).

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

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The DBIQ Optimum Yield Diversified Commodity Index Total Return™, (the “DBIQ-OY Diversified TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels.

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2015 and 2014” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2015 and 2014

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended June,		Six Months Ended June,
Underlying Index	2015	2014	2015	2014
DB Light Crude Oil Indices	8.82%	7.13%	(4.80)%	10.97%
DB Ultra Low Sulphur Diesel Indices	9.13%	3.28%	3.24%	0.60%
DB Aluminum Indices	(6.09)%	3.80%	(9.96)%	1.37%
DB Gold Indices	(0.98)%	2.95%	(1.20)%	9.83%
DB Corn Indices	7.68%	(14.65)%	2.50%	(5.53)%
DB Wheat Indices	18.65%	(17.58)%	2.08%	(6.24)%
DB RBOB Gasoline Indices	13.75%	6.17%	8.85%	6.10%
DB Natural Gas Indices	1.96%	0.01%	(5.87)%	6.56%
DB Silver Indices	(6.42)%	6.39%	(0.62)%	8.23%
DB Zinc Indices	(4.37)%	10.63%	(9.37)%	6.67%
DB Copper Grade A Indices	(4.72)%	6.00%	(8.25)%	(3.89)%
DB Soybeans Indices	8.59%	(2.52)%	3.17%	1.98%
DB Sugar Indices	0.46%	(4.45)%	(20.55)%	3.56%
DB Brent Crude Indices	8.07%	5.64%	0.48%	4.12%

AGGREGATE RETURNS	5.73%	1.70%	(1.55)%	3.90%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable exchange on the date with respect to which net asset value is being determined. The Managing Owner may use good faith fair value methodologies in instances where the settlement price is not available. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which may be used as margin for the Fund’s trading in commodities futures contracts. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Fund’s Commodity Broker to meet margin requirements. All remaining cash and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds is paid to the Fund.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $203.6 million and $119.1 million for the Six Months Ended June 30, 2015 and 2014, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statement of Financial Condition.

During the Six Months Ended June 30, 2015, $5,497.7 million was paid to purchase United States Treasury Obligations and $6,575.0 million was received from sales and maturing United States Treasury Obligations. During the Six Months Ended June 30, 2014, $11,041.9 million was paid to purchase United States Treasury Obligations and $11,167.0 million was received from sales and maturing United States Treasury Obligations. The net change in unrealized appreciation/depreciation on United States Treasury Obligations and Commodity futures contracts increased (decreased) net cash provided by (used for) operating activities by $(647.8) million and $(182.7) million during the Six Months Ended June 30, 2015 and 2014, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(786.4) million and $(240.5) million during the Six Months Ended June 30, 2015 and 2014, respectively. This included $260.1 million and $350.4 million from the sale of Shares to Authorized Participants and $1,046.5 million and $590.9 million from Shares redeemed by Authorized Participants during the Six Months Ended June 30, 2015 and 2014, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2015 AND 2014

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar and Zinc (the “Index Commodities”).

THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Fund Share Price Performance

For the Three Months Ended June 30, 2015, the NYSE Arca market value of each Share increased 5.38% from $17.09 per Share to $18.01 per Share. The Share price low and high for the Three Months Ended June 30, 2015 and related change from the Share price on March 31, 2015 was as follows: Shares traded from a low of $17.27 per Share (+1.05%) on April 8, 2015, to a high of $18.47 per Share (+8.08%) on May 14, 2015.

For the Three Months Ended June 30, 2014, the NYSE Arca market value of each Share increased 1.65% from $26.13 per Share to $26.56 per Share. The Share price low and high for the Three Months Ended June 30, 2014 and related change from the Share price on March 31, 2014 was as follows: Shares traded from a low of $25.74 per Share (-1.47%) on April 2, 2014, to a high of $26.92 per Share (+3.02%) on June 20, 2014.

Fund Share Net Asset Performance

For the Three Months Ended June 30, 2015, the net asset value of each Share increased 5.50% from $17.08 per Share to $18.02 per Share. Increases in futures contract prices for light crude oil, ultra low sulphur diesel, corn, wheat, RBOB gasoline, natural gas, soybeans, sugar and brent crude were partially offset by decreases in futures contract prices for aluminum, gold, silver, zinc and copper during the Three Months Ended June 30, 2015 contributing to an overall 5.73% increase in the level of the DBIQ-OY Diversified TR™.

Net income (loss) for the Three Months Ended June 30, 2015 was $159.9 million, primarily resulting from $0.1 million of interest income, net realized gain (loss) of $(301.6) million, net change in unrealized gain (loss) of $468.3 million and operating expenses of $6.9 million.

For the Three Months Ended June 30, 2014, the net asset value of each Share increased 1.53% from $26.13 per Share to $26.53 per Share. Increases futures contracts prices for brent crude oil, ultra low sulphur diesel, gold, aluminum, zinc, copper grade A, RBOB gasoline natural gas, light crude oil and silver were partially offset by decreases in futures contract prices for corn, sugar, wheat and soybean during the Three Months Ended June 30, 2014, contributing to an overall 1.70% increase in the level of the DBIQ-OY Diversified TR™.

Net income (loss) for the Three Months Ended June 30, 2014 was $84.1 million, resulting from $0.5 million of interest income, net realized gain (loss) of $(7.5) million, net change in unrealized gain (loss) of $103.5 million and operating expenses of $12.4 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Fund Share Price Performance

For the Six Months Ended June 30, 2015, the NYSE Arca market value of each Share decreased 2.38% from $18.45 per Share to $18.01 per Share. The Share price low and high for the Six Months Ended June 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded from a low of $16.81 per Share (-8.89%) on March 17, 2015, to a high of $18.47 per Share (+0.11%) on May 14, 2015.

For the Six Months Ended June 30, 2014, the NYSE Arca market value of each Share increased 3.59% from $25.64 per Share to $26.56 per Share. The Share price low and high for the Six Months Ended June 30, 2014 and related change from the Share price on December 31, 2013 was as follows: Shares traded from a low of $24.72 per Share (-3.59%) on January 9, 2014, to a high of $26.92 per Share (+4.97%) on June 20, 2014.

Fund Share Net Asset Performance

For the Six Months Ended June 30, 2015, the net asset value of each Share decreased 2.07% from $18.40 per Share to $18.02 per Share. Decreases in futures contracts prices for corn, wheat, soybean and sugar were partially offset by increases in futures contract prices for light crude oil, ultra low sulphur diesel, aluminum, gold, RBOB gasoline natural gas, natural gas, silver, zinc, copper grade A and brent crude oil during the Six Months Ended June 30, 2015 contributing to an overall 1.55% decrease in the level of the DBIQ-OY Diversified TR™.

Net income (loss) for the Six Months Ended June 30, 2015, was $(93.7) million, primarily resulting from $0.3 million of interest income, net realized gain (loss) of $(727.1) million, net change in unrealized gain (loss) of $647.8 million, and operating expenses of $14.7 million.

For the Six Months Ended June 30, 2014, the net asset value of each Share increased 3.55% from $25.62 per Share to $26.53 per Share. Increases in futures contracts prices for ultra low sulphur diesel, RBOB gasoline, gold, aluminum, zinc, soybean, sugar, natural gas, light crude oil, brent crude oil and silver were partially offset by decreases in futures contract prices for copper grade A, corn and wheat during the Six Months Ended June 30, 2014 contributing to an overall 3.90% increase in the level of the DBIQ-OY Diversified TR™.

Net income (loss) for the Six Months Ended June 30, 2014 was $190.0 million, resulting from $1.2 million of interest income, net realized gain (loss) of $30.5 million, net change in unrealized gain (loss) of $182.7 million and operating expenses of $24.4 million.

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

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position. The Managing Owner expects the risk of loss to be remote.

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees and commission payments were paid to the Predecessor Managing Owner and the Predecessor Commodity Broker, respectively. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and the Commodity Broker has served as the Fund’s futures clearing broker and all Management Fee accruals and commission accruals since the Closing Date have been paid to the Managing Owner and the Commodity Broker, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTRODUCTION

The Fund is designed to replicate positions in a commodity index. The market sensitive instruments held by it are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements can produce frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is primarily influenced by changes in the prices of commodities.

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Six Months Ended June 30, 2015 Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$3,156,323,704	0.83%	$61,360,546	10

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2014.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$4,036,424,445	0.72%	$67,373,889	14

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2015 by market sector.

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

Ultra Low Sulphur Diesel

The price of ultra low sulphur diesel is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for ultra low sulphur diesel. In addition, the seasonal temperatures in countries throughout the world can also heavily influence the demand for ultra low sulphur diesel. Ultra low sulphur diesel is derived from crude oil and as such, any factors that influence the supply of crude oil may also influence the supply of ultra low sulphur diesel.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2015:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2015 to April 30, 2015	4,600,000	$17.85
May 1, 2015 to May 31, 2015	400,000	$18.21
June 1, 2015 to June 30, 2015	4,200,000	$17.66

Total	9,200,000	$17.78

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

During the first quarter of 2015, approximately €9.0 million were paid into the escrow account. We in our role as agent distributed to the participants in the banking consortia approximately €2.2 million, including the portion attributable to us totaling €1.5 million.

In the first quarter of 2015 we generated revenues of approximately €170,000 in respect of these financing arrangements, of which approximately €125,000 consisted of escrow account revenues, €30,000 consisted of loan interest revenues and €14,000 consisted of fee revenues. The net profits were less than these amounts.

As of March 31, 2015, we have an undrawn commitment of approximately €1.3 million under one of the financing agreements referred to above. Due to the export credit agency coverage, this remainder cannot be cancelled without German government approval, for which we have applied but which we have not yet received. We do not intend to make further disbursements upon this undrawn commitment.

Our portion of the outstanding principal amount of the remaining loan facilities amounted to approximately €22 million as of March 31, 2015. We intend to continue pursuing repayment and fulfilling our administrative role under these agreements, but we do not intend to engage in any new extensions of credit to these or other Iranian entities.

Legacy Contractual Obligations Related to Guarantees and Letters of Credit. Prior to 2007, we provided guarantees to a number of Iranian entities. In almost all of these cases, we issued counter-indemnities in support of guarantees issued by Iranian banks because the Iranian beneficiaries of the guarantees required that they be backed directly by Iranian banks. In 2007, we made a decision to discontinue issuing new guarantees to Iranian or Iran-related beneficiaries. Although the pre-existing guarantees stipulate that they must be either extended or honored if we receive such a demand and we are legally not able to terminate these guarantees, we decided in 2011 to reject any “extend or pay” demands under such guarantees. Even though we exited, where possible, many of these guarantees, guarantees with an aggregate face amount of approximately €7.6 million are still outstanding as of March 31, 2015. The gross revenues from this business were approximately €11,000 and the net profit we derived from these activities was less than this amount.

We also have outstanding legacy guarantees in relation to a Syrian bank sanctioned by the U.S. under its non-proliferation program. The aggregate face amount of these legacy guarantees was approximately €10 million as of March 31, 2015, the gross revenues received from non-Syrian parties for these guarantees were approximately €29,000 and the net profit we derived from these activities was less than this amount. In one case we paid cancellation fees of less than €300 to the frozen account of the Syrian bank.

We intend to exit these guarantee arrangements as soon as possible.

Payments Received. In the first quarter of 2015, we received less than 10 payments adding up to approximately €2.5 million in favor of non-Iranian clients in Germany and the Netherlands, which payments stemmed ultimately from relevant Iranian entities. Revenues for these incoming payments were less than €2,000. These figures include relevant payments in favor of clients of our subsidiary Postbank. We expect that we will also have to execute such transactions in the future.

On behalf of one of our clients in Poland we transferred to an account of the Iranian embassy in Poland, held by another bank, two payments in sum of approximately €100. We do not intend to make such payments in the future.

Operations of Iranian Bank Branches and Subsidiaries in Germany and/or France. Several Iranian banks, including Bank Melli Iran, Bank Saderat, Bank Tejarat and Europäisch-Iranische Handelsbank, have branches or offices in Germany and/or France, even though their funds and other economic resources are frozen under European law. As part of the payment clearing system in Germany and other European countries, when these branches or offices need to make payments in Germany or Europe to cover their day-to-day operations such as rent, taxes, insurance premia and salaries for their remaining staff, or for any other kind of banking-related operations necessary to wind down their legacy trade business, the German Bundesbank and French banks accept fund transfers from these Iranian banks and disburse them to the applicable (mainly German) payees, some of whom hold accounts with us. In the first quarter of 2015, we received approximately €2.1 million in such disbursements in approximately 300 transactions via the German Bundesbank and French banks in respect of payments from the above-mentioned Iranian banks, and the gross revenues derived from these payments were less than €1,000. Relevant transactions of our subsidiary Postbank are included in these figures. We expect that we will also have to execute such transactions in the future.

Maintaining of Accounts for Iranian Consulates and Embassies. In the first quarter of 2015, Iranian embassies and consulates in Germany and the Netherlands were holding accounts with us as well as with Postbank. This includes the provision by a subsidiary of Postbank to the Iranian consulate of girocard (debitcard/ATM)-terminals as well as the processing of transactions of cardholders using the terminals; the terminals are used to facilitate the payment of fees for the issuance of visas and other administrative measures by the consulate. The additional purpose of these accounts was the funding of day-to-day operational costs of the embassies and consulates, such as salaries, rent, and electricity. One of the account relationships was between Deutsche Bank Netherlands N.V. and the Agent Bureau of the Embassy of the Islamic Republic of Iran in The Hague (which is responsible for all Iran-U.S. Claims Tribunal activities). The total volume of outgoing payments from these accounts was approximately €6.2 million as of March 31, 2015, which payments were made with the involvement of the competent authorities in the relevant European countries under applicable law. We derived gross revenues of approximately €4,500 and net profits which were less than this amount from these activities. Deutsche Bank in the Netherlands will discontinue providing these services, Deutsche Bank in Germany will continue to provide these services in the future to enable the Government of Iran to conduct its diplomatic relations in Germany.

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

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund — June 30, 2015 (unaudited) and December 31, 2014, (ii) the Unaudited Schedule of Investments of PowerShares DB Commodity Index Tracking Fund — June 30, 2015, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund — December 31, 2014, (iv) the Unaudited Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund — Three Months Ended June 30, 2015 and 2014 and Six Months Ended June 30, 2015 and 2014, (v) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund — Three Months Ended June 30, 2015, (vi) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund — Three Months Ended June 30, 2014, (vii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund — Six Months Ended June 30, 2015, (viii) the Unaudited Statements of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund — Six Months Ended June 30, 2014, (ix) the Unaudited Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund — Six Months Ended June 30, 2015 and 2014, and (x) Notes to Unaudited Financial Statements of PowerShares DB Commodity Index Tracking Fund.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

By:	Invesco PowerShares Capital Management LLC, its Managing Owner

By:	/S/ ANDREW SCHLOSSBERG
Name: Title:	Andrew Schlossberg Principal Executive Officer

Dated: August 10, 2015	By:	/S/ STEVEN HILL
	Name: Title:	Steven Hill Principal Financial and Accounting Officer, Investment Pools