Form 10-K
period 2015-12-31
PowerShares DB Commodity Index Tracking Fund
filed 2016-02-29
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $3,155,352,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2016: 146,800,000

i

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

As of the date of this Annual Report (the “Report”), each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement.

Fund Investment Overview

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Ultra Low Sulphur Diesel (also commonly known as Heating Oil), Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”), Silver, Soybeans, Sugar and Zinc (each an “Index Commodity”, and collectively the “Index Commodities”).

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on each of the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Fund may invest in (i) a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the particular Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index. Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date.

The Fund holds United States Treasury Obligations for deposit with the Custodian (as defined below) and with the Commodity Broker (as defined below) as margin. The Fund does not borrow money to increase leverage. As of December 31, 2015 and 2014, the Fund had $382,179,856 (or 19.00% of its total assets) and $4,948,283,169 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on commodity futures contracts on deposit with its Commodity Broker or its Predecessor Commodity Broker (as defined below), as applicable. Of this, $365,513,944 (or 18.17% of its total assets) and $272,407,319 (or 5.51% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker for the Fund’s open commodity futures positions as of December 31, 2015 and 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the Schedules of Investments as of December 31, 2015 and 2014 for details of the Fund’s portfolio holdings.

The Managing Owner pays the Index Sponsor (as defined below) a licensing fee and an index services fee for performing its duties. These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the Management Fee and are not charged to or reimbursed by the Fund.

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

Index Composition

The Index is composed of notional amounts of each of the underlying Index Commodities. The notional amount of each Index Commodity included in the Index is intended to reflect the changes in market value of each such Index Commodity within the Index. The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the futures contracts for each of the underlying Index Commodities and the notional amounts of such Index Commodities.

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The Index has been calculated back to the Base Date. On the Base Date, the closing level was 100. The following table reflects the index base weights (the “Index Base Weights”) of each Index Commodity on the Base Date:

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil (WTI)	12.37%
Ultra Low Sulphur Diesel	12.37
RBOB Gasoline	12.37
Natural Gas	5.49
Brent Crude	12.37
Gold	8.00
Silver	2.00
Aluminum	4.17
Zinc	4.17
Copper Grade A	4.17
Corn	5.63
Wheat	5.63
Soybeans	5.63
Sugar	5.63

Closing Level on Base Date:	100.00%

The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2015:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	11.15%
Ultra Low Sulphur Diesel	10.71
RBOB Gasoline	12.08
Natural Gas	5.91
Brent Crude	11.11
Gold	8.60
Silver	2.11
Aluminum	4.60
Zinc	4.49
Copper Grade A	4.37
Corn	5.99
Wheat	5.88
Soybeans	6.28
Sugar	6.72

Closing Level as of December 31, 2015	100.00%

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

On the first New York business day (the “Verification Date”) of each month, each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month, known as the Delivery Month, a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first New York business day is October 3, 2016, and the Delivery Month of the Index Commodity futures contract currently in the Index is November 2016, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the 13th month after the Verification Date. For example, if the first New York business day is October 1, 2016 and the Delivery Month of an Index Commodity futures contract currently in the Index is November 2016, the Delivery Month of an eligible new Index Commodity futures contract must be between December 2016 and October 2017. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Managing Owner

The Managing Owner was formed on February 7, 2003. The Managing Owner is an affiliate of Invesco Ltd. The Managing Owner was formed to be the managing owner of investment vehicles such as exchange-traded funds and has been managing non- commodity futures based exchange-traded funds since 2003 and a commodity futures based exchange-traded fund since 2014. The Managing Owner serves as the commodity pool operator, commodity trading advisor and swap firm of the Fund. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act (the “CEAct”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner also is subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner has served as the managing owner of the Fund since the Closing Date on February 23, 2015. The Predecessor Managing Owner served as the managing owner of the Fund prior to the Closing Date.

The Managing Owner’s main business offices are located at 3500 Lacey Road, Suite 700, Downers Grove, IL 60515, and its telephone number is (800) 983-0903.

The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value of the Fund (the “Management Fee”). The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were payable to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred without gross negligence or willful misconduct.

The Commodity Broker

Effective as of the Closing Date, Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s clearing broker (the “Commodity Broker”). Prior to the Closing Date, Deutsche Bank Securities Inc. (“DBSI”) served as the commodity broker (the “Predecessor Commodity Broker”). For the avoidance of doubt, from inception up to and excluding the Closing Date, all commission payments were paid to the Predecessor Commodity Broker. Since the Closing Date, the Commodity Broker has served as the Fund’s futures clearing broker and all commission payment accruals since the Closing Date have been paid to the Commodity Broker.

In its capacity as clearing broker, the Commodity Broker may execute or receive transactions executed by others and clears each of the Fund’s futures transactions and performs certain administrative and custodial services for the Fund. As custodian of the Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Fund.

A variety of executing brokers execute futures transactions on behalf of the Fund. Such executing brokers “give-up”, or transfer for clearing, all such transactions to the Commodity Broker. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater. On average, total charges paid to the Commodity Broker were less than $9.00, $10.00 and $10.00 per round-turn trade1 for the Years Ended December 31, 2015, 2014 and 2013, respectively.

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

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 101 Barclay Street, New York, New York 10286. The Bank of New York Mellon is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System.

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

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the 1933 Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted a material fact required to be stated or necessary in order to make the statements not misleading under the 1933 Act or any other statute or the common law.

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

Regulation

Futures exchanges in the United States are subject to regulation under the CEAct by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges. No U.S. governmental agency regulates the over- the-counter (the “OTC”) foreign exchange markets.

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

Investment and Trading Related Risks

The Value of the Shares Relates Directly to the Value of the Futures Contracts and Other Assets Held by the Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Shares.

The Shares are designed to reflect as closely as possible the changes, positive or negative, in the level of the Index, over time, through its portfolio of exchange-traded futures contracts on the Index Commodities. The value of the Shares relates directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund. The price of the Index Commodities may fluctuate widely. Several factors may affect the prices of the Index Commodities, including, but not limited to:

•

Global supply and demand of the Index Commodities, which may be influenced by such factors as forward selling by the various commodities producers, purchases made by the commodities’ producers to unwind their hedge positions and production and cost levels in the major markets of the Index Commodities;

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

The value of a Share may be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which the Index Commodities are traded. While the Shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Standard Time, the below table lists the trading hours for each of the Index Commodities which trade on the futures exchange set forth in the table:

Index Commodity	Exchange[1]	Trading Hours[2]
Corn Soybeans Wheat	CBOT	9:30 am – 2:15 pm
Sugar #11	ICE US	3:30 am – 1:00 pm
Aluminum	LME	6:55 am – 7:00 am 7:55 am – 8:00 am 8:20 am – 9:45 am 10:15 am – 10:20 am 10:55 am – 11:00 am 11:15 am – 12:00 pm
Copper – Grade A	LME	7:00 am – 7:05 am 7:30 am – 7:35 am 8:20 am – 9:45 am 10:10 am – 10:15 am 10:50 am – 10:55 am 11:15 am – 11:55 am
Zinc	LME	7:10 am – 7:15 am 7:50 am – 7:55 am 8:20 am – 9:45 am 10:05 am – 10:10 am 10:45 am – 10:50 am 11:15 am – 11:50 am
Light Sweet Crude Oil (WTI) Ultra Low Sulphur Diesel Natural Gas RBOB	NYMEX	9:00 am – 2:30 pm
Brent Crude Oil	ICE EUR	8:00 pm – 6:00 pm3
Silver	COMEX	8:25 am – 1:25 pm
Gold	COMEX	8:20 am – 1:30 pm

Legend:

[1]	“CBOT” means the Board of Trade of the City of Chicago Inc., a part of the CME Group, or its successor.
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

In the aggregate, the Index is composed of 14 Index Commodities, of which 10 Index Commodities are subject to speculative position limits imposed by the CFTC and/or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. The purposes of speculative position limits are to diminish, eliminate or prevent sudden or unreasonable fluctuations or unwarranted changes in the prices of futures contracts. Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges.

On November 5, 2013, the CFTC proposed for public comment new position limits and an aggregation rule both of which are currently pending and have not yet been adopted. In addition, the CFTC proposed regulations that would expand certain exemptions from aggregation of accounts of related parties. It remains to be seen whether the CFTC will modify the proposed regulations in response to public comments.

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

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Corn	CBOT (C)	600 – Spot Month 33,000 – Single Month 33,000 – All Months Combined
Soybeans	CBOT (S)	600 – Spot Month 15,000 – Single Month 15,000 – All Months Combined
Wheat	CBOT (W)	600 – Spot Month 12,000 – Single Month 12,000 – All Months Combined
Sugar #11	ICE US (SB)	5,000 – Spot Month 10,000 – Single Month 15,000 – All Months Combined
Light Sweet Crude Oil	NYMEX (CL)	3, 000 – Spot Month 10,000 – Single Month 20,000 – All Months Combined
Ultra Low Sulphur Diesel	NYMEX (HO)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

Affected Index Commodity	Exchange (Symbol)[1]	Exchange Position Limits[2]
Natural Gas	NYMEX (NG)	1,000 – Spot Month 6,000 – Single Month 12,000 – All Months Combined
Silver	COMEX (SI)	1,500 – Spot Month 6,000 – Single Month 6,000 – All Months Combined
Gold	COMEX (GC)	3,000 – Spot Month 6,000 – Single Month 6,000 – All Months Combined
RBOB Gasoline	NYMEX (RB)	1,000 – Spot Month 5,000 – Single Month 7,000 – All Months Combined

Legend:

[1]	“CBOT” means the Board of Trade of the City of Chicago Inc., a part of the CME Group, or its successor.
“ICE US” means ICE Futures U.S., Inc. or its successor.
“NYMEX” means the New York Mercantile Exchange, a part of the CME Group, or its successor.
“COMEX” means the Commodity Exchange Inc., New York, a part of the CME Group, or its successor.
[2]	Subject to any additional limitations on an exchange-by-exchange basis, as applicable.

Because the Fund is currently subject to position limits and may be subject to new and expanded position limits, the Fund’s ability to issue new Baskets, or the Fund’s ability to reinvest income in additional futures contracts corresponding to the Affected Index Commodities, may be impaired or limited to the extent these activities would cause the Fund to exceed its applicable position limits. Limiting the size of the Fund to stay within these position limits may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the net asset value of the Shares. Additionally, the Fund on any given date may not have an effective registration statement with the SEC with sufficient Shares available which may limit the Fund’s ability to create new Baskets. The inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Shares.

The Fund’s Performance May Not Always Replicate Exactly the Changes in the Levels of its Index.

It is possible that the Fund’s performance may not fully replicate the changes in levels of the Index due to disruptions in the markets for the relevant Index Commodities, the imposition of speculative position limits or due to other extraordinary circumstances. As the Fund approaches or reaches position limits with respect to the Index Contracts, the Fund may commence investing in Alternative Futures Contracts if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with futures contracts that comprise the Index. In addition, the Fund is not able to replicate exactly the changes in levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by interest income from the Fund’s holdings of United States Treasury Obligations. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Fund Is Not Actively Managed and Tracks the Index During Periods in Which the Index Is Flat or Declining as Well as When the Index Is Rising.

The Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of the Index Commodities are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner will seek to cause the net asset value of the Fund to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca under the market symbol “DBC”. Trading in the Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of the NYSE Arca, make trading in the Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund will be terminated if its Shares are delisted.

The Lack of An Active Trading Market for the Shares May Result in Losses on Your Investment in the Fund at the Time of Disposition of Your Shares.

Although the Shares are listed and traded on the NYSE Arca, there can be no guarantee that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, likely will be lower than that you would receive if an active market did exist.

The Shares Could Decrease in Value if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for this securities product. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Fund is not actively managed by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.

As the Managing Owner and its Principals have a Limited History of Operating an Exchange-Traded Fund that Invests in a Broad Range of Commodity Futures Contracts, their Experience May be Relatively Inadequate or Unsuitable to Manage the Fund.

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

Fewer Representative Commodities May Result In Greater Index Volatility.

The Index Commodities are Light Sweet Crude Oil (WTI), Ultra Low Sulphur Diesel, RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Aluminum, Zinc, Copper Grade A, Corn, Wheat, Soybeans, and Sugar. Accordingly, the Index is concentrated in terms of the number of commodities represented. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in an Index and the net asset value of the Fund which tracks the Index under specific market conditions and over time.

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.

The following table* reflects various measures of volatility** of the Index as calculated on an excess return basis:

Volatility Type	Volatility
Daily volatility over full history	18.50%
Average rolling 3 month daily volatility	17.47%
Monthly return volatility	18.66%
Average annual volatility	14.72%

The following table reflects the daily volatility on an annual basis of the Index:

Year	Daily Volatility
1997***	8.07%
1998	11.88%
1999	12.78%
2000	14.74%
2001	13.40%
2002	12.37%
2003	13.74%
2004	15.93%
2005	14.71%
2006	16.30%
2007	13.96%
2008	28.39%
2009	22.08%
2010	15.50%
2011	17.04%
2012	12.28%
2013	8.47%
2014	9.36%
2015*	18.62%

*	For the year ended December 31, 2015. Past Index levels are not necessarily indicative of future changes, positive or negative, in the Index level.

**	Volatility, for these purposes, means the following:

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

***	For the period September 3, 1997 to December 31, 1997.

Past Index results are not necessarily indicative of future changes, positive or negative, in the Index levels.

Unusually Long Peak-to-Valley Drawdown Periods With Respect To the Index May Be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of the Shares.

Although past Index levels are not necessarily indicative of future Index levels., the peak-to-valley drawdown periods that the Index has experienced have been unusually long and have lasted for multi-year drawdown periods.

Because it is expected that the Fund’s performance will track the change of its underlying Index, the Fund would suffer a continuous drawdown during the period that the Index suffers such a drawdown period, and in turn, the value of your Shares will also suffer.

Fees and Commissions are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund is directly subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of 0.85% per annum. Additional charges include brokerage fees of approximately 0.04% per annum in the aggregate and selling commissions. For the avoidance of doubt, selling commissions are not included in the Fund’s breakeven calculation. The Fund is expected to earn interest income at an annual rate of 0.33% per annum, based upon the yield on 3-month U.S. Treasury bills as of January 29, 2016. Because the Fund’s current interest income does not exceed its fees and expenses, the Fund will need to have a positive performance that exceeds the difference between the Fund’s interest income and its fees and expenses in order to break even. If the aggregate of the Fund’s performance and interest income do not exceed the Fund’s fees and expenses described herein, then, the expenses of the Fund could, over time, result in losses to your investment therein. You may never achieve profits, significant or otherwise.

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

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Fund may, in its discretion, suspend the right of redemption or postpone the redemption settlement date, for (1) any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner and the Managing Owner in its capacity as managing owner of the Fund or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

Shareholders Will Not Have the Protections Associated With Ownership of Shares in an Investment Company Registered Under the Investment Company Act of 1940.

The Fund is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such Act. Consequently, Shareholders do not have the regulatory protections provided to the investors in registered and regulated investment companies.

Trading on Commodity Exchanges Outside the United States is Not Subject to U.S. Regulation.

A portion of the Fund’s trading is expected to be conducted on commodity exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, Shares are subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Investors could incur substantial losses from trading on foreign exchanges which such Investors would not have otherwise been subject to had the Fund’s trading been limited to U.S. markets.

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

Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. The Dodd-Frank Act regulates markets, market participants and financial instruments that previously have been unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. It is difficult to predict the impact of the Dodd-Frank Act on the Fund, the Managing Owner, and the markets in which the Fund may invest, the net asset value of the Fund or the market price of the Shares. The Dodd-Frank Act and the implementing regulation adopted by regulators could result in the Fund’s investment strategy becoming non-viable or non-economic to implement. Therefore, the Dodd-Frank Act and regulations adopted pursuant to the Dodd-Frank Act could have a material adverse impact on the profit potential of the Fund and in turn the value of your Shares.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund constitutes a relatively new type of investment vehicle. The Fund competes with other financial vehicles, including mutual funds, and other investment companies, ETFs, other index tracking commodity pools, actively traded commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and therefore reduce the liquidity of the Shares.

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

“Backwardation” or “Contango” in the Market Prices of the Index Commodities Will Affect the Value of Your Shares.

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August 2016 may specify an October 2016 expiration. As that contract nears expiration, it may be replaced by selling the October 2016 contract and purchasing the contract expiring in December 2016. This process is referred to as “rolling.” Historically, the prices of Light Sweet Crude Oil and Ultra Low Sulphur Diesel have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October 2016 contract would take place at a price that is higher than the price at which the December 2016 contract is purchased, thereby creating a gain in connection with rolling. While Light Sweet Crude Oil and Ultra Low Sulphur Diesel have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in Light Sweet Crude Oil and Ultra Low Sulphur Diesel will adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

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

The Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of:

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

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2015	$18.45	$16.81
June 30, 2015	$18.47	$17.27
September 30, 2015	$17.79	$14.41
December 31, 2015	$15.76	$13.15

Quarter ended	High	Low
March 31, 2014	$26.49	$24.70
June 30, 2014	$26.92	$25.74
September 30, 2014	$26.50	$23.22
December 31, 2014	$23.14	$18.45

Holders

As of December 31, 2015, the Fund had 144 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. The Fund paid no distributions for the Year Ended December 31, 2015 or for the Year Ended December 31, 2014.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Year Ended December 31, 2015	88,600,000	$16.83
Year Ended December 31, 2014	48,400,000	$24.32
Year Ended December 31, 2013	61,000,000	$25.92

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2015, 2014, 2013, 2012 and 2011 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 31, 2006.

		Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
Interest Income (a)	$715,663	$1,840,717	$3,243,074	$4,070,308	$3,659,156
Net investment income (loss)	$(25,551,595)	$(45,197,968)	$(53,186,131)	$(50,196,333)	$(47,459,748)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and futures	$(848,329,089)	$(1,558,815,515)	$(483,556,277)	$192,325,598	$(185,636,878)
Net Income (Loss)	$(873,880,684)	$(1,604,013,483)	$(536,742,408)	$142,129,265	$(233,096,626)
Net Income (Loss) per Share	$(5.05)	$(7.21)	$(2.11)	$0.89	$(0.74)
Net increase (decrease) in cash	$(653,494,206)	$622,514,364	$(492,647,628)	$73,430,765	$490,357,648

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012	As of December 31, 2011
Total Assets	$2,011,221,197	$4,948,283,169	$6,799,938,046	$6,614,804,375	$5,488,516,952
Shares NAV	$13.35	$18.40	$25.61	$27.72	$26.83
General Shares NAV	$13.35	$18.40	$25.61	$27.73	$26.83

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest Income (a)	$240,509	$119,242	$146,804	$209,108
Net investment income (loss)	$(7,638,612)	$(6,781,764)	$(5,921,299)	$(5,209,920)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(245,964,498)	$166,693,354	$(492,242,299)	$(276,815,646)
Net Income/(loss)	$(253,603,110)	$159,911,590	$(498,163,598)	$(282,025,566)
Increase/(decrease) in Net Asset Value	$(1,044,692,734)	$164,591,993	$(692,009,316)	$(477,091,376)
Net Income (loss) per Share	$(1.32)	$0.94	$(2.90)	$(1.77)

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income (a)	$724,958	$524,601	$393,691	$197,467
Net investment income (loss)	$(11,236,715)	$(11,884,778)	$(11,692,219)	$(10,384,256)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$117,216,884	$95,941,950	$(714,455,704)	$(1,057,518,645)
Net Income/(loss)	$105,980,169	$84,057,172	$(726,147,923)	$(1,067,902,901)
Increase/(decrease) in Net Asset Value	$(41,841,373)	$(8,601,736)	$(648,882,846)	$(960,725,096)
Net Income (loss) per Share	$0.52	$0.40	$(3.31)	$(4.82)

(a)	Interest Income for the years ended December 31, 2014 and prior include interest expense on overdraft balances. These amounts are included in Interest Expense for the year ended December 31, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the Fund’s interest income from its holdings of United States Treasury Obligations over the expenses of the Fund. The Index is intended to reflect the change in market value of certain commodities. The commodities comprising the Index are Light Sweet Crude Oil, Ultra Low Sulphur Diesel (also commonly known as Heating Oil), Aluminum, Gold, Corn, Wheat, Brent Crude, Copper Grade A, Natural Gas, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”), Silver, Soybeans, Sugar and Zinc (each an “Index Commodity”, and collectively, the “Index Commodities”).

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Fund also holds United States Treasury Obligations deposit with The Bank of New York Mellon (the “Custodian”) and with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin. After the Closing Date, the aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value of the Fund, as opposed to the aggregate Index value.

As of the date of this Report, each of Deutsche Bank Securities Inc., Merrill Lynch Professional Clearing Corp., Virtu Financial Capital Markets LLC, Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC, Virtu Financial BD LLC, Knight Capital Americas LLC, Timber Hill LLC, Morgan Stanley & Co. LLC, Jefferies & Company Inc., Nomura Securities International Inc., RBC Capital Markets, LLC, UBS Securities LLC, Cantor Fitzgerald & Co., BNP Paribas Securities Corp., Goldman, Sachs & Co., Goldman Sachs Execution & Clearing, L.P. and Citadel Securities LLC has executed a Participant Agreement.

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

The CFTC and/or commodity exchanges, as applicable, impose position limits on market participants trading in certain commodities included in the Index. As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract that is a part of the Index, the Fund may invest in (i) a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in (ii) other futures contracts not based on the particular Index Commodity ((i) and (ii) collectively, the “Alternative Futures Contracts”) if, in the commercially reasonable judgment of the Managing Owner, such Alternative Futures Contracts tend to exhibit trading prices that correlate with such Index Commodity. Because the Fund is approaching or has reached position limits with respect to certain futures contracts comprising the Index, the Fund has commenced investing in other futures contracts based on commodities that comprise the Index and in futures contracts based on commodities other than commodities that comprise the Index. Please see http://www.invescopowershares.com with respect to the most recently available weighted composition of the Fund and the composition of the Index on the Base Date (as defined below).

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

Once a position has been established on a futures exchange, “variation margin” generally is credited or assessed at least daily to reflect changes in the value of the position, except in certain instances where midday variation margin calls are made. In contrast to “initial margin,” “variation margin” represents a system of marking to market the futures contract’s value. Thus, traders in exchange- traded futures contracts are assessed daily in an amount equal to that day’s accumulated losses in respect of any open position (or are credited daily with accumulated gains in respect of such position). Collateral may move between the parties to an over-the-counter instrument in a similar manner as gains or losses accumulate in the instrument. As with initial margin, variation margin serves to secure the obligations of the investor under the contract and to protect those involved in the settlement process against the possibility that a client will have insufficient resources to meet its contractual obligations. Collateral deposited in support of an over-the-counter instrument serves a similar purpose. Like initial margin (or an equivalent deposit of collateral), variation margin (or an equivalent deposit of collateral) does not constitute a borrowing of money, is not considered to be part of the contract purchase price and is returned upon the contract’s termination unless it is used to cover a loss in the contract position. United States Treasury Obligations are used routinely to collateralize OTC derivative positions, and are deposited routinely as margin to collateralize futures positions. The Fund may liquidate United States Treasury Obligations to meet an initial or variation margin requirement.

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

Performance Summary

This Report covers the three months ended December 31, 2015, 2014 and 2013 (herein referred to as the “Three Months Ended December 31, 2015”, the “Three Months Ended December 31, 2014” and the “Three Months Ended December 31, 2013”, respectively), and the years ended December 31, 2015, 2014 and 2013 (herein referred to as the “Year Ended December 31, 2015”, the “Year Ended December 31, 2014” and the “Year Ended December 31, 2013”, respectively).

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2015, 2014 and 2013 and the Years Ended December 31, 2015, 2014 and 2013” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended December 31, 2015, 2014 and 2013 and the Years Ended December 31, 2015, 2014 and 2013

Underlying Index	AGGREGATE RETURNS
	Three Months Ended December 31,
	2015	2014	2013
DB Crude Oil Indices	-19.40%	-40.75%	0.88%
DB Ultra Low Sulphur Diesel Indices	-24.11%	-31.92%	3.78%
DB Aluminum Indices	-5.96%	-6.00%	-4.03%
DB Gold Indices	-4.98%	-2.30%	-9.44%
DB Corn Indices	-8.45%	17.06%	-6.97%
DB Wheat Indices	-8.26%	18.44%	-8.89%
RBOB Gasoline Indices	-9.52%	-34.26%	1.45%
Natural Gas Indices	-9.09%	-25.61%	7.48%
Brent Crude Indices	-21.36%	-35.17%	5.54%
Silver Indices	-5.16%	-8.82%	-11.06%
Zinc Indices	-5.24%	-5.29%	4.22%
Copper Grade A Indices	-8.68%	-4.57%	0.65%
Soybeans Indices	-1.97%	7.52%	-2.70%
Sugar Indices	14.10%	-9.87%	-6.94%

AGGREGATE RETURNS	-11.46%	-19.68%	-0.49%

Underlying Index	AGGREGATE RETURNS
	Years Ended December 31,
	2015	2014	2013
DB Crude Oil Indices	-40.84%	-41.80%	7.14%
DB Ultra Low Sulphur Diesel Indices	-36.02%	-37.97%	2.13%
DB Aluminum Indices	-21.68%	-2.11%	-18.62%
DB Gold Indices	-10.82%	-1.85%	-28.71%
DB Corn Indices	-15.67%	-16.59%	-31.49%
DB Wheat Indices	-22.98%	-12.73%	-27.84%
RBOB Gasoline Indices	-24.13%	-39.53%	3.88%
Natural Gas Indices	-24.19%	-29.32%	4.79%
Brent Crude Indices	-41.05%	-41.93%	5.50%
Silver Indices	-12.46%	-20.27%	-36.50%
Zinc Indices	-27.69%	3.68%	-6.74%
Copper Grade A Indices	-24.90%	-12.70%	-7.97%
Soybeans Indices	-13.02%	-13.46%	-4.16%
Sugar Indices	-16.24%	-17.87%	-18.67%

AGGREGATE RETURNS	-26.68%	-26.43%	-6.55%

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

Net Asset Value

Net asset value means the total assets of the Fund, including, but not limited to, all commodity futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. In particular, net asset value includes any unrealized appreciation or depreciation on open commodity futures contracts, and any other credit or debit accruing to the Fund but unpaid or not received by the Fund. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable primary exchange on the date with respect to which net asset value is being determined. Under certain circumstances, including, but not limited to instances where the settlement price is not available, the Managing Owner may value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Fund’s brokerage account is accrued monthly. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

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

The Fund holds a significant portion of its assets in commodity futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the Statements of Income and Expenses.

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

Operating Activities

Net cash flow provided by and (used for) operating activities was $521.8 million, $678.6 million and $(118.3) million for the Years Ended December 31, 2015, 2014 and 2013, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition.

During the Year Ended December 31, 2015, $10,667.5 million was paid to purchase United States Treasury Obligations and $12,810.2 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2014, $21,215.3 million was paid to purchase United States Treasury Obligations and $22,689.0 million was received from sales and maturing United States Treasury Obligations. During the Year Ended December 31, 2013, $25,594.6 million was paid to purchase United States Treasury Obligations and $25,972.8 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and commodity futures contracts increased (decreased) cash by $(423.8) million, $812.5 million and $36.4 million during the Years Ended December 31, 2015, 2014, and 2013, respectively.

Financing Activities

The Fund’s net cash flow provided by and (used for) financing activities was $(1,175.3) million, $(56.0) million and $(374.3) million during the Years Ended December 31, 2015, 2014 and 2013, respectively. This included $316.1 million, $1,121.2 million and $1,207.0 million from the sale of Shares to Authorized Participants and $1,491.4 million, $1,177.2 million and $1,581.3 million from Shares redeemed by Authorized Participants during the Years Ended December 31, 2015, 2014 and 2013, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013, AND FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014, AND 2013

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not Index Commodities as proxies for the Index Commodities. The interest rate actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to those discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and therefore could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not Index Commodities as proxies for the Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF DBC, DBCNAV AND DBLCIX FOR THE YEARS ENDED

DECEMBER 31, 2015, 2014 AND 2013, AND

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014, AND 2013

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

DBIQ Optimum Yield Diversified Commodity Index Excess Return is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX., BECAUSE THE INDEX WAS ESTABLISHED IN JANUARY 2007 (RENAMED OCTOBER 2010), CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

WITH RESPECT TO INDEX DATA, ONE OF THE LIMITATIONS OF HYPOTHETICAL INFORMATION IS THAT IT IS GENERALLY PREPARED WITH THE BENEFIT OF HINDSIGHT. TO THE EXTENT THAT INFORMATION PRESENTED HEREIN RELATES TO THE PERIOD SEPTEMBER 1997 THROUGH DECEMBER 2006, THE INDEX CLOSING LEVELS REFLECT THE APPLICATION OF THE INDEX’S METHODOLOGY, AND SELECTION OF INDEX COMMODITIES, IN HINDSIGHT.

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A—“RISK FACTORS” SET FORTH HEREIN, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER AND ITS TRADING PRINCIPALS HAVE LIMITED EXPERIENCE MANAGING THE DAY-TO-DAY OPERATIONS FOR THE FUND AND HAVE ONLY MANAGED AN EXCHANGE-TRADED FUND THAT RELATES TO A BROAD-BASED COMMODITY INDEX FOR A SHORT PERIOD. BECAUSE THERE ARE LIMITED ACTUAL PERFORMANCE RESULTS OF THE MANAGING OWNER THAT ARE COMPARABLE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT UP TO AND EXCLUDING THE CLOSING DATE CAN BE ATTRIBUTED TO THE MANAGING OWNER.

THE PREDECESSOR MANAGING OWNER, AN INDIRECT WHOLLY OWNED SUBSIDIARY OF DEUTSCHE BANK AG, COMMENCED OPERATIONS IN JANUARY 2006. AS THE PREDECESSOR MANAGING OWNER, THE PREDECESSOR MANAGING OWNER AND ITS TRADING PRINCIPALS MANAGED THE DAY-TO-DAY OPERATIONS FOR THE FUND FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS. IN RESPECT OF ANY PERIOD, FOR THE AVOIDANCE OF DOUBT, NONE OF THE PERFORMANCE RELATED INFORMATION THAT IS COVERED BY THE PERIOD OF THIS REPORT ON AND AFTER THE CLOSING DATE CAN BE ATTRIBUTED TO THE PREDECESSOR MANAGING OWNER.

THE FUND’S PERFORMANCE INFORMATION FROM INCEPTION UP TO AND EXCLUDING THE CLOSING DATE IS A REFLECTION OF THE PERFORMANCE ASSOCIATED WITH THE PREDECESSOR MANAGING OWNER THE MANAGING OWNER HAS SERVED AS MANAGING OWNER OF THE FUND SINCE THE CLOSING DATE, AND THE FUND’S PERFORMANCE INFORMATION SINCE THE CLOSING DATE IS A REFLECTION OF THE PERFORMANCE ASSOCIATED WITH THE MANAGING OWNER PAST PERFORMANCE OF THE FUND IS NOT NECESSARILY INDICATIVE OF FUTURE PERFORMANCE.

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fund Share Price Performance

For the Year Ended December 31, 2015, the NYSE Arca market value of each Share decreased 27.53% from $18.45 per Share to $13.37 per Share. The Share price high and low for the Year Ended December 31, 2015 and related change from the Share price from December 31, 2014 was as follows: Shares traded from a high of $18.47 per Share (+0.11%) on May 14, 2015 to a low of $13.15 per Share (-28.73%) on December 22, 2015. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis, was -27.53%.

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

Fund Share Net Asset Performance

For the Year Ended December 31, 2015, the net asset value of each Share decreased 27.45% from $18.40 per Share to $13.35 per Share. Falling prices in futures contracts prices for Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, Corn, Wheat, RBOB Gasoline, Natural Gas, Brent Crude Oil, Silver, Zinc, Copper Grade A, Soybean and Sugar during the Year Ended December 31, 2015 contributed to an overall 26.68% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2015. Therefore, the total return for the Fund on a net asset value basis was -27.45%.

Net loss for the Year Ended December 31, 2015 was $873.9 million, resulting from $0.7 million of interest income, net realized losses of $1,272.2 million, net change in unrealized gains of $423.8 million and operating expenses of $26.3 million.

For the Year Ended December 31, 2014, the net asset value of each Share decreased 28.15% from $25.61 per Share to $18.40 per Share. Falling prices in futures contracts prices for Copper Grade A, Sugar, Soybean, Aluminum, Silver, Wheat, Natural Gas, RBOB Gasoline, Crude Oil, Brent Crude Oil, Gold, Ultra Low Sulphur Diesel and Corn during the Year Ended December 31, 2014 more than offset appreciation for Zinc during that same period, contributing to an overall 26.43% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2014. Therefore, the total return for the Fund on a net asset value basis was -28.15%.

Net loss for the Year Ended December 31, 2014 was $1,604.0 million, resulting from $1.8 million of interest income, net realized losses of $746.3 million, net change in unrealized losses of $812.5 million and operating expenses of $47.0 million.

For the Year Ended December 31, 2013, the net asset value of each Share decreased 7.61% from $27.72 per Share to $25.61 per Share. Falling prices in the futures contract prices of Corn, Gold, Aluminum, Wheat, Zinc, Copper Grade A, Soybean, Sugar and Silver more than offset increases in the futures contract prices of Crude Oil, Brent Crude Oil, Ultra Low Sulphur Diesel, RBOB Gasoline and Natural Gas during the Year Ended December 31, 2013, resulting in an overall 6.55% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Year Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis was -7.61%.

Net loss for the Year Ended December 31, 2013 was $536.7 million, resulting from $3.2 million of interest income, net realized losses of $447.1 million, net change in unrealized loss of $36.4 million and operating expenses of $56.4 million.

FOR THE THREE MONTHS ENDED DECEMBER 31, 2015, 2014 AND 2013

Fund Share Price Performance

For the Three Months Ended December 31, 2015, the NYSE Arca market value of each Share decreased 11.69% from $15.14 per Share to $13.37 per Share. The Share price low and high for the Three Months Ended December 31, 2015 and related change from the Share price on September 30, 2015 was as follows: Shares traded from a high of $15.76 per Share (+4.10%) on October 9, 2015 to a low of $13.15 per Share (-13.15%) on December 22, 2015. No distributions were paid to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund, on a market value basis, was -11.69%.

For the Three Months Ended December 31, 2014, the NYSE Arca market value of each Share decreased 20.54% from $23.22 per Share to $18.45 per Share. The Share price low and high for the Three Months Ended December 31, 2014 and related change from the Share price on September 30, 2014 was as follows: Shares traded from a high of $23.14 per Share (-0.34%) on October 1, 2014 to a low of $18.45 per Share (-20.54%) on December 31, 2014. No distributions were paid to Shareholders during the Three Months Ended December 31, 2014. Therefore, the total return for the Fund, on a market value basis, was -20.54%.

For the Three Months Ended December 31, 2013, the NYSE Arca market value of each Share decreased 0.39% from $25.76 per Share to $25.66 per Share. The Share price high and low for the Three Months December 31, 2013 and related change from the Share price on September 30, 2013 was as follows: Shares traded from a high of $26.29 per Share (+2.06%) on September 11, 2013 to a low of $25.09 per Share (-2.60%) on November 7, 2013. No distributions were paid to Shareholders during the Three Months Ended December 31, 2013. Therefore, the total return for the Fund, on a market value basis was -0.39%.

Fund Share Net Asset Performance

For the Three Months Ended December 31, 2015, the net asset value of each Share decreased 11.71% from $15.12 per Share to $13.35 per Share. Falling prices in futures contracts prices for Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, Corn, Wheat, RBOB Gasoline, Natural Gas, Brent Crude Oil, Silver, Zinc, Copper Grade A and Soybean partially offset by rising prices in futures contracts prices for Sugar during the Three Months Ended December 31, 2015 contributed to an overall 11.46% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2015. Therefore, the total return for the Fund, on a net asset value basis, was -11.71%.

Net loss for the Three Months Ended December 31, 2015 was $282.0 million, resulting from $0.2 million of interest income, net realized losses of $411.9 million, net change in unrealized gains of $135.1 million and operating expenses of $5.4 million.

For the Three Months Ended December 31, 2014, the net asset value of each Share decreased 20.76% from $23.22 per Share to $18.40 per Share. Falling prices in futures contracts prices for Copper Grade A, Sugar, Aluminum, Silver, Natural Gas, RBOB Gasoline, Crude Oil, Brent Crude Oil, Gold, Ultra Low Sulphur Diesel and Zinc during the Three Months Ended December 31, 2014 more than offset appreciation in futures contract prices for Corn, Wheat and Soybean, contributing to an overall 19.68% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2014. Therefore, the total return for the Fund, on a net asset value basis, was -20.76%.

Net loss for the Three Months Ended December 31, 2014 was $1,067.9 million, resulting from $0.2 million of interest income, net realized losses of $774.2 million, net change in unrealized losses of $283.4 million and operating expenses of $10.6 million.

For the Three Months Ended December 31, 2013, the net asset value of each Share decreased 0.77% from $25.81 per Share to $25.61 per Share. A decrease in the futures contract prices of Corn, Gold, Aluminum, Wheat, Soybean, Sugar and Silver more than offset increases in the futures contract prices of Crude Oil, Brent Crude Oil, Ultra Low Sulphur Diesel, Zinc, Copper Grade A, RBOB Gasoline and Natural Gas during the Three Months Ended December 31, 2013, resulting in an overall 0.49% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the Three Months Ended December 31, 2013. Therefore, the total return for the Fund on a net asset value basis was -0.77%.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

THE FUND’S TRADING VALUE AT RISK

The Fund calculates VaR using the actual historical market movements of the Fund’s net assets.

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2015 Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$1,987,223,012	0.97%	$45,000,315	18

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net asset.

The following table indicates the trading VaR associated with the Fund’s total assets as of December 31, 2014.

Description	Total Assets	Daily Volatility	VaR* (99 Percentile)	For the Year Ended December 31, 2014 Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$4,948,283,169	0.72%	$67,373,889	14

*	The VaR represents the one day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s total assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 by market sector.

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

We, Andrew Schlossberg, Principal Executive Officer, and Steven Hill, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2015.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2015, as stated in their report on page 40 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANDREW SCHLOSSBERG
Name:	Andrew Schlossberg
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ STEVEN HILL
Name:	Steven Hill
Title:	Principal Financial and Accounting Officer, Investment Pools of the Managing Owner

February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders of PowerShares DB Commodity Index Tracking Fund:

In our opinion, the accompanying statements of financial condition, including the schedules of investments, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows, present fairly, in all material respects, the financial position of PowerShares DB Commodity Index Tracking Fund (the “Fund”) at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Fund’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 26, 2016

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
United States Treasury Obligations, at fair value (cost $1,936,918,775 and $4,977,810,659, respectively)	$1,936,908,405	$4,977,853,691
Cash held by commodity broker	—	745,587,142
Cash held by custodian	92,092,936	—
Net unrealized appreciation (depreciation) on Commodity Futures Contracts	(34,446,056)	(775,157,664)
Variation margin receivable	16,665,912	—

Total assets (of which $365,513,944 and $272,407,319, respectively is restricted for maintenance margin purposes)	$2,011,221,197	$4,948,283,169

Liabilities
Payable for LME contracts	22,459,170	9,890,331
Payable for securities purchased	—	898,921,337
Management fee payable	1,534,015	3,042,481
Brokerage fee payable	5,000	4,575

Total liabilities	23,998,185	911,858,724

Commitments and Contingencies (Note 9)

Equity
Shareholders’ equity—General Shares	534	736
Shareholders’ equity—Shares	1,987,222,478	4,036,423,709

Total shareholders’ equity	1,987,223,012	4,036,424,445

Total liabilities and equity	$2,011,221,197	$4,948,283,169

General Shares outstanding	40	40
Shares outstanding	148,800,000	219,400,000
Net asset value per share
General Shares	$13.35	$18.40
Shares	$13.35	$18.40

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2015

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.235% due January 7, 2016	15.60%	$309,998,760	$310,000,000
U.S. Treasury Bills, 0.205% due January 14, 2016	23.37	464,486,994	464,500,000
U.S. Treasury Bills, 0.195% due January 21, 2016	25.16	499,979,500	500,000,000
U.S. Treasury Bills, 0.170% due January 28, 2016	19.60	389,468,061	389,500,000
U.S. Treasury Bills, 0.200% due February 4, 2016	5.44	107,991,576	108,000,000
U.S. Treasury Bills, 0.135% due February 11, 2016	0.15	2,999,604	3,000,000
U.S. Treasury Bills, 0.140% due February 25, 2016	8.05	159,984,320	160,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016	0.10	1,999,590	2,000,000

Total United States Treasury Obligations (cost $1,936,918,775)	97.47%	$1,936,908,405

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Commodity Futures Contracts
CBOT Corn (6,348 contracts, settlement date September 14, 2016)	(0.36)%	$(7,213,436)	$119,104,350
CBOT Soybean (2,828 contracts, settlement date November 14, 2016)	(0.09)	(1,789,744)	124,820,850
CBOT Wheat (4,833 contracts, settlement date July 14, 2016)	(0.60)	(11,964,777)	116,777,362
COMEX Gold (1,609 contracts, settlement date August 29, 2016)	(0.35)	(6,963,235)	170,940,160
COMEX Silver (607 contracts, settlement date March 29, 2016)	(0.06)	(1,273,926)	41,892,105
ICE-UK Brent Crude (4,973 contracts, settlement date October 31, 2016)	(2.72)	(54,007,216)	220,801,200
LME Aluminum (2,372 contracts, settlement date November 14, 2016)	(0.23)	(4,605,087)	91,292,350
LME Copper (738 contracts, settlement date February 15, 2016)	0.12	2,462,856	86,922,563
LME Zinc (2,225 contracts, settlement date February 15, 2016)	(1.63)	(32,303,825)	89,236,406
NYB-ICE Sugar (8,126 contracts, settlement date September 30, 2016)	0.97	19,297,530	133,604,442
NYMEX Natural Gas (4,663 contracts, settlement date August 29, 2016)	(0.83)	(16,429,233)	117,554,230
NYMEX NY Harbor ULSD (4,169 contracts, settlement date May 31, 2016)	(5.93)	(117,899,929)	212,814,109
NYMEX RBOB Gasoline (4,557 contracts, settlement date November 30, 2016)	(0.63)	(12,489,060)	239,893,240
NYMEX WTI Crude (5,803 contracts, settlement date February 22, 2016)	(5.34)	(106,100,911)	221,500,510

Total Commodity Futures Contracts	(17.68)%	$(351,279,993)	$1,987,153,877

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2014

Description	Percentage of Shareholders’ Equity	Fair Value	Face Value
United States Treasury Obligations (a)(b)
U.S. Treasury Bills, 0.030% due January 2, 2015	22.27%	$899,000,000	$899,000,000
U.S. Treasury Bills, 0.040% due January 8, 2015	4.58	184,999,815	185,000,000
U.S. Treasury Bills, 0.020% due January 15, 2015	0.32	12,999,909	13,000,000
U.S. Treasury Bills, 0.010% due January 22, 2015	27.80	1,121,984,292	1,122,000,000
U.S. Treasury Bills, 0.015% due January 29, 2015	4.78	192,997,105	193,000,000
U.S. Treasury Bills, 0.010% due February 5, 2015	0.40	15,999,696	16,000,000
U.S. Treasury Bills, 0.025% due February 12, 2015	0.35	13,999,804	14,000,000
U.S. Treasury Bills, 0.020% due February 26, 2015	3.62	145,996,642	146,000,000
U.S. Treasury Bills, 0.025% due March 5, 2015	13.45	542,988,054	543,000,000
U.S. Treasury Bills, 0.025% due March 12, 2015	13.57	547,979,176	548,000,000
U.S. Treasury Bills, 0.035% due March 19, 2015	0.74	29,999,040	30,000,000
U.S. Treasury Bills, 0.055% due March 26, 2015	9.17	369,989,270	370,000,000
U.S. Treasury Bills, 0.040% due April 2, 2015	22.27	898,920,888	899,000,000

Total United States Treasury Obligations (cost $4,977,810,659)	123.32%	$4,977,853,691

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	A portion of United States Treasury Obligations are on deposit with the Commodity Broker and held as margin for open futures contracts. See Note 3 for additional information.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Market Value
Commodity Futures Contracts
CBOT Corn (13,583 contracts, settlement date December 14, 2015)	0.12%	$4,735,363	$285,922,150
CBOT Soybean (5,578 contracts, settlement date November 13, 2015)	0.33	13,539,213	280,433,950
CBOT Wheat (9,808 contracts, settlement date July 14, 2015)	(0.69)	(27,815,113)	293,014,000
COMEX Gold (3,452 contracts, settlement date April 28, 2015)	(0.63)	(25,518,800)	409,027,480
COMEX Silver (1,262 contracts, settlement date January 27, 2016)	(0.13)	(5,103,340)	99,382,500
ICE-UK Brent Crude (7,100 contracts, settlement date November 13, 2015)	(3.89)	(157,113,220)	464,624,000
LME Aluminum (4,072 contracts, settlement date October 19, 2015)	(0.61)	(24,603,938)	191,969,350
LME Copper (1,254 contracts, settlement date February 16, 2015)	(0.08)	(3,354,294)	198,351,450
LME Zinc (3,721 contracts, settlement date February 16, 2015)	(0.15)	(6,141,775)	201,980,531
MGE Red Wheat (571 contracts, settlement date July 14, 2015)	0.02	1,035,825	18,193,487
NYB-ICE Sugar (15,419 contracts, settlement date June 30, 2015)	(1.41)	(57,071,762)	263,356,520
NYMEX Natural Gas (7,327 contracts, settlement date March 27, 2015)	(1.63)	(65,854,870)	211,090,870
NYMEX NY Harbor ULSD (6,082 contracts, settlement date May 29, 2015)	(6.32)	(255,059,116)	463,477,594
NYMEX RBOB Gasoline (6,930 contracts, settlement date November 30, 2015)	(1.60)	(64,711,437)	464,095,170
NYMEX WTI Crude (7,999 contracts, settlement date January 20, 2015)	(2.53)	(102,120,400)	426,106,730

Total Commodity Futures Contracts	(19.20)%	$(775,157,664)	$4,271,025,782

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income
Interest Income	$715,663	$1,840,717	$3,243,074

Expenses
Management Fee	24,818,382	45,609,981	54,985,133
Brokerage Commissions and Fees	1,171,437	1,428,704	1,444,072
Interest Expense (a)	277,439	—	—

Total Expenses	26,267,258	47,038,685	56,429,205

Net investment income (loss)	(25,551,595)	(45,197,968)	(53,186,131)

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	14,586	39,941	66,506
Commodity Futures Contracts	(1,272,167,944)	(746,348,836)	(447,211,586)

Net realized gain (loss)	(1,272,153,358)	(746,308,895)	(447,145,080)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(53,402)	(96,282)	(210,213)
Commodity Futures Contracts	423,877,671	(812,410,338)	(36,200,984)

Net change in unrealized gain (loss)	423,824,269	(812,506,620)	(36,411,197)

Net realized and net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(848,329,089)	(1,558,815,515)	(483,556,277)

Net Income (Loss)	$(873,880,684)	$(1,604,013,483)	$(536,742,408)

(a) Interest Expense for the year ended December 31, 2015 represents interest expense on overdraft balances. These amounts are included in Interest Income for the years ended December 31, 2014 and 2013.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2015	40	$736	219,400,000	$4,036,423,709	$4,036,424,445

Sale of Shares			18,000,000	316,102,530	316,102,530
Redemption of Shares			(88,600,000)	(1,491,423,279)	(1,491,423,279)

Net Increase (Decrease) due to Share Transactions			(70,600,000)	(1,175,320,749)	(1,175,320,749)
Net Income (Loss)
Net investment income (loss)		(6)		(25,551,589)	(25,551,595)
Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(294)		(1,272,153,064)	(1,272,153,358)
Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		98		423,824,171	423,824,269

Net Income (Loss)		(202)		(873,880,482)	(873,880,684)

Net Change in Shareholders’ Equity	—	(202)	(70,600,000)	(2,049,201,231)	(2,049,201,433)

Balance at December 31, 2015	40	$534	148,800,000	$1,987,222,478	$1,987,223,012

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2014	40	$1,024	222,400,000	$5,696,474,472	$5,696,475,496

Sale of Shares			45,400,000	1,121,198,095	1,121,198,095
Redemption of Shares			(48,400,000)	(1,177,235,663)	(1,177,235,663)

Net Increase (Decrease) due to Share Transactions			(3,000,000)	(56,037,568)	(56,037,568)
Net Income (Loss)
Net investment income (loss)		(8)		(45,197,960)	(45,197,968)
Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(134)		(746,308,761)	(746,308,895)
Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(146)		(812,506,474)	(812,506,620)

Net Income (Loss)		(288)		(1,604,013,195)	(1,604,013,483)

Net Change in Shareholders’ Equity	—	(288)	(3,000,000)	(1,660,050,763)	(1,660,051,051)

Balance at December 31, 2014	40	$736	219,400,000	$4,036,423,709	$4,036,424,445

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2013

	General Shares		Shares
	Shares	Total Equity	Shares	Total Equity	Total Shareholders’ Equity
Balance at January 1, 2013	40	$1,109	238,400,000	$6,607,538,315	$6,607,539,424

Sale of Shares			45,000,000	1,206,986,989	1,206,986,989
Redemption of Shares			(61,000,000)	(1,581,308,509)	(1,581,308,509)

Net Increase (Decrease) due to Share Transactions			(16,000,000)	(374,321,520)	(374,321,520)
Net Income (Loss)
Net investment income (loss)		(8)		(53,186,123)	(53,186,131)
Net realized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(71)		(447,145,009)	(447,145,080)
Net change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts		(6)		(36,411,191)	(36,411,197)

Net Income (Loss)		(85)		(536,742,323)	(536,742,408)

Net Change in Shareholders’ Equity	—	(85)	(16,000,000)	(911,063,843)	(911,063,928)

Balance at December 31, 2013	40	$1,024	222,400,000	$5,696,474,472	$5,696,475,496

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities
Net Income (Loss)	$(873,880,684)	$(1,604,013,483)	$(536,742,408)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(10,667,467,852)	(21,215,312,035)	(25,594,608,298)
Proceeds from securities sold and matured	12,810,168,648	22,688,974,945	25,972,752,459
Net accretion of discount on United States Treasury Obligations	(715,663)	(1,860,082)	(3,449,080)
Net realized (gain) loss on United States Treasury Obligations	(14,586)	(39,941)	(66,506)
Net change in unrealized (gain) loss on United States Treasury Obligations and Commodity Futures Contracts	(423,824,269)	812,506,620	36,411,197
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	(584,258,422)	—	—
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	267,424,485	—	—
Change in operating receivables and payables:
Variation margin receivable	(16,665,912)	—	—
Payable for LME contracts	12,568,839	(466,044)	7,796,856
Management fee payable	(1,508,466)	(1,241,158)	(421,588)
Brokerage fee payable	425	3,110	1,260

Net cash provided by (used for) operating activities	521,826,543	678,551,932	(118,326,108)

Cash flows from financing activities
Proceeds from sale of Shares	316,102,530	1,121,198,095	1,206,986,989
Redemption of Shares	(1,491,423,279)	(1,177,235,663)	(1,581,308,509)

Net cash provided by (used for) financing activities	(1,175,320,749)	(56,037,568)	(374,321,520)

Net change in cash held	(653,494,206)	622,514,364	(492,647,628)
Cash at beginning of year (a)	745,587,142	123,072,778	615,720,406

Cash at end of year (a)(b)	$92,092,936	$745,587,142	$123,072,778

Supplemental disclosure of cash flow information
Cash paid for interest	$277,439	$19,365	$206,006

(a)	Cash at December 31, 2014 and prior reflects cash held by the Predecessor Commodity Broker.
(b)	Cash at December 31, 2015 reflects cash held by the Custodian.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements

December 31, 2015

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

This Annual Report (the “Report”) covers the years ended December 31, 2015, 2014 and 2013 (herein referred to, as the “Year Ended December 31, 2015”, the “Year Ended December 31, 2014” and the “Year Ended December 31, 2013”, respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The Fund holds United States Treasury Obligations for deposit with the Commodity Broker (as defined below) as margin. The Fund does not borrow money to increase leverage. As of December 31, 2015 and 2014, the Fund had $382,179,856 (or 19.00% of its total assets) and $4,948,283,169 (or 100.00% of its total assets), respectively, of its holdings of cash, United States Treasury Obligations and unrealized appreciation/depreciation on futures contracts on deposit with its Commodity Broker or its Predecessor Commodity Broker (as defined below), as applicable. Of this, $365,513,944 (or 18.17% of its total assets) and $272,407,319 (or 5.51% of its total assets) was required to be deposited to satisfy maintenance margin required by the Commodity Broker or Predecessor Commodity Broker, as applicable, for the Fund’s open futures positions as of December 31, 2015 and 2014, respectively. All remaining cash and United States Treasury Obligations are on deposit with the Custodian (see Note 4). For additional information, please see the Schedules of Investments as of December 31, 2015 and 2014 for details of the Fund’s portfolio holdings.

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

During the Years Ended December 31, 2015, 2014 and 2013, the Fund incurred Management Fees of $24,818,382, $45,609,981 and $54,985,133, respectively. As of December 31, 2015 and 2014, Management Fees payable were $1,534,015 and $3,042,481, respectively.

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

During the Years Ended December 31, 2015, 2014 and 2013, the Fund incurred brokerage fees of $1,171,437, $1,428,704 and $1,444,072, respectively. As of December 31, 2015 and 2014, brokerage fees payable were $5,000 and $4,575, respectively. For the avoidance of doubt, from inception up to and excluding the Closing Date, commission payments were paid to the Predecessor Commodity Broker. The Commodity Broker has served as the Fund’s futures clearing broker since the Closing Date and all commission accruals since the Closing Date have been paid to the Commodity Broker.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator” and “Custodian”) is the administrator, custodian and transfer agent of the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details, and trading and related documents received from the Commodity Broker and other unaffiliated futures commission merchants.

The Managing Owner pays the Administrator administrative services fees out of the Management Fee.

As of December 31, 2014, the Fund held $745,587,142 of cash and $4,977,853,691 of United States Treasury Obligations at the Predecessor Commodity Broker. In conjunction with the Transaction, during the three-day period from February 24, 2015 to February 26, 2015, the Fund transferred $784,986,543 of cash and $3,488,957,734 of United States Treasury Obligations from the Predecessor Commodity Broker to the Custodian. Additionally, during that same three-day period, the Fund transferred all of its open positions of commodity futures contracts from the Predecessor Commodity Broker to the Commodity Broker, $1,078,892,100 of United States Treasury Obligations from the Custodian to the Commodity Broker to satisfy maintenance margin requirements and $584,258,422 of cash from the Custodian to the Commodity Broker to satisfy variation margin requirements for open commodity futures contracts. Effective February 26, 2015, the Managing Owner began transferring cash daily from the Custodian to the Commodity Broker to satisfy the previous day’s variation margin on open futures contracts, except for LME contracts which do not settle cash daily. The cumulative amount of cash transferred to the Commodity Broker as of December 31, 2015 approximates the net unrealized appreciation (depreciation) on commodity futures contracts. As a result, only the current day’s variation margin receivable or payable is disclosed on the Statement of Financial Condition.

As of December 31, 2015 the Fund had $1,629,041,341 (or 81.00% of total assets) of its holdings of cash and United States Treasury Obligations held with its Custodian. No assets were held at the Custodian on December 31, 2014.

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

The Fund has determined that it meets the definition of an investment company and has prepared the financial statements in conformity with U.S. GAAP for investment companies in conformity with accounting and reporting guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946 — Investment Companies.

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

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$1,936,908,405	$—	$1,936,908,405
Commodity Futures Contracts(a)	$(351,279,993)	$—	$—	$(351,279,993)

(a)	Unrealized appreciation (depreciation).

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

(e) United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on trade date. These holdings are marked to market based on evaluated mean prices provided by an independent pricing service. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. Interest income is recognized on an accrual basis when earned. Realized gains or losses on sales are computed on the basis of specific identification of the securities sold. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations. As of December 31, 2015, there were no payables or receivables outstanding for securities purchased or sold. The Fund purchased $899,000,000 face amount of United States Treasury Obligations valued at $898,921,337 which was recorded as payable for securities purchased as of December 31, 2014.

(f) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statement of Financial Condition for non-LME commodity futures contracts.

The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when purchased. There were no cash equivalents held by the Fund as of December 31, 2015 and 2014.

(g) Receivable/ (Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the London Metal Exchange (“LME”). For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of December 31, 2015 and 2014, the Fund had a payable to the Commodity Broker and Predecessor Commodity Broker of $22,459,170 and $9,890,331, respectively, related to net realized losses on LME contracts which have been closed out but for which the contract has not yet expired.

(h) Income Taxes

The Fund is classified as a partnership for U.S. federal income tax purposes. Accordingly, the Fund will generally not incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s income, gain, loss, deductions and other items.

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. On an ongoing basis, the Managing Owner will monitor the Fund’s tax positions taken under the interpretation (and consult with its tax counsel from time to time when appropriate) to determine if adjustments to conclusions are necessary based on factors including, but not limited to, on-going analysis of tax law, regulation, and interpretations thereof. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2012.

(i) Commodity Futures Contracts

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

The Fair Value of Derivative Instruments is as follows:

	December 31,
	2015(a)		2014(b)
Risk Exposure/Derivative Type	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$21,760,386	$(373,040,379)	$19,310,401	$(794,468,065)

(a)	Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the December 31, 2015 Statement of Financial Condition for non-LME commodity futures contracts.
(b)	Values are disclosed on the December 31, 2014 Statement of Financial Condition under Net unrealized appreciation (depreciation) on Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended December 31,
Risk Exposure/Derivative Type	Location of Gain or (Loss) on Derivatives Recognized in Income	2015	2014	2013
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(1,272,167,944)	$(746,348,836)	$(447,211,586)
	Net Change in Unrealized Gain (Loss)	423,877,671	(812,410,338)	(36,200,984)

Total		$(848,290,273)	$(1,558,759,174)	$(483,412,570)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended December 31,
	2015	2014	2013
Average Notional Value	$2,992,534,225	$5,523,035,714	$6,605,904,755

The Fund utilizes derivative instruments to achieve its investment objective. The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$355,260,235	$(338,594,323)	$16,665,912	$—	$—	$16,665,912
Liabilities
Commodity Futures Contracts	$(373,040,379)	$338,594,323	$(34,446,056)	$34,446,056	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2014, net by contract:

	Gross Amounts Recognized(b)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition	Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments(a)	Cash Collateral Pledged(a)	Net Amount
Assets
Commodity Futures Contracts	$19,310,401	$(19,310,401)	$—	$—	$—	$—
Liabilities
Commodity Futures Contracts	$(794,468,065)	$19,310,401	$(775,157,664)	$29,570,522	$745,587,142	$—

(a)	As of December 31, 2015 and 2014, a portion of the Fund’s cash and U.S. Treasury Obligations were required to be deposited as margin in support of the Fund’s futures positions as described in Note 3.
(b)	Includes cumulative appreciation (depreciation) of futures contracts.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable were less than $9.00, $10.00 and $10.00 per round-turn trade during the Years Ended December 31, 2015, 2014 and 2013, respectively.

(k) Routine Operational, Administrative and Other Ordinary Expenses

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

(m) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Years Ended December 31, 2015, 2014 and 2013, the Fund did not incur such expenses.

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

No distributions were paid for the Years Ended December 31, 2015, 2014 and 2013.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of December 31, 2015 and 2014, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Years Ended December 31, 2015, 2014 and 2013. The net investment income (loss) and total expense ratios are calculated using average net asset value. The net asset value per Share presentation is calculated using average daily Shares outstanding. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Year Ended December 31,
	2015	2014	2013
Net Asset Value
Net asset value per Share, beginning of period	$18.40	$25.61	$27.72
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(4.90)	(7.00)	(1.90)
Net investment income (loss)(a)	(0.15)	(0.21)	(0.21)

Net income (loss)	(5.05)	(7.21)	(2.11)

Net asset value per Share, end of period	$13.35	$18.40	$25.61

Market value per Share, beginning of period	$18.45 (b)	$25.66	$27.78

Market value per Share, end of period	$13.37 (b)	$18.45	$25.66

Ratio to average Net Assets
Net investment income (loss)	(0.88)%	(0.84)%	(0.82)%

Total expenses	0.90%	0.88%	0.87%

Total Return, at net asset value	(27.45)%	(28.15)%	(7.61)%

Total Return, at market value	(27.53)%	(28.10)%	(7.63)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.

(11) Selected Quarterly Financial Data (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three month periods ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest Income (a)	$240,509	$119,242	$146,804	$209,108
Net investment income (loss)	$(7,638,612)	$(6,781,764)	$(5,921,299)	$(5,209,920)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(245,964,498)	$166,693,354	$(492,242,299)	$(276,815,646)
Net Income/(loss)	$(253,603,110)	$159,911,590	$(498,163,598)	$(282,025,566)
Increase/(decrease) in Net Asset Value	$(1,044,692,734)	$164,591,993	$(692,009,316)	$(477,091,376)
Net Income (loss) per Share	$(1.32)	$0.94	$(2.90)	$(1.77)

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income (a)	$724,958	$524,601	$393,691	$197,467
Net investment income (loss)	$(11,236,715)	$(11,884,778)	$(11,692,219)	$(10,384,256)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$117,216,884	$95,941,950	$(714,455,704)	$(1,057,518,645)
Net Income/(loss)	$105,980,169	$84,057,172	$(726,147,923)	$(1,067,902,901)
Increase/(decrease) in Net Asset Value	$(41,841,373)	$(8,601,736)	$(648,882,846)	$(960,725,096)
Net Income (loss) per Share	$0.52	$0.40	$(3.31)	$(4.82)

(a)	Interest Income for the year ended December 31, 2014 includes interest expense on overdraft balances. These amounts are included in Interest Expense for the year ended December 31, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Andrew Schlossberg, its Principal Executive Officer, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report, and, based upon that evaluation, Andrew Schlossberg, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Andrew Schlossberg, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 39 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2015, as stated in their report on page 40 of this Form 10-K.

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2015, the current board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Andrew Schlossberg	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
David Warren	Chief Administrative Officer, Board of Managers
Daniel Draper	Board of Managers
Roderick Ellis	Principal
Steven Hill	Principal Financial and Accounting Officer, Investment Pools
Christopher Joe	Chief Compliance Officer
John Zerr	Board of Managers

Invesco North American Holdings Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Schlossberg, Draper, Warren and Zerr.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Andrew Schlossberg (41) has been Chief Executive Officer of the Managing Owner and a Member of its Board of Managers since January 2010, where he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Schlossberg has also been Managing Director, Head of US Distribution for Invesco Distributors, Inc., or IDI, since June 2012, where he has been responsible for Sales, Client Service, Product Management, and Marketing for services provided to Invesco Ltd.’s US businesses, including the Managing Owner. IDI is a registered broker-dealer and is the US distributor for Invesco Ltd.’s retail products and collective trust funds. Invesco Ltd. is a global investment management company affiliated with the Managing Owner. In these capacities, Mr. Schlossberg also is responsible for overseeing the operations of various investment funds sponsored by Invesco Ltd. or its affiliates, or Invesco Funds. He earned an MBA from the Kellogg School of Management at Northwestern University and a B.S. degree at Northwestern University and a B.S. degree in Finance and International Business from the University of Delaware. Mr. Schlossberg was listed as a principal of the Managing Owner on December 4, 2012.

        Peter Hubbard (34) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of 12 portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 150 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

David Warren (58) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and has also held the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has also been a Member of the Board of Managers and Chief Administrative Officer of the Managing Owner since January 2010. He obtained a Bachelor’s Degree in Commerce from the University of Toronto and is a member of the Chartered Professional Accountants of Canada. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

Daniel Draper (47) has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew this status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Roderick Ellis (48) has been a Chief Accounting Officer for Invesco Ltd. since April 2011. In this role, he is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Mr. Ellis is also responsible for group insurance matters. Previously, Mr. Ellis was Global Director of Financial Planning and Analysis, and Treasurer since May 2007. Mr. Ellis earned a B.A. (with honors) in Economics and Social History from the University of Sheffield, UK, in 1988. He is a member of the Institute of Chartered Accountants in England and Wales. Mr. Ellis was listed as a principal of the Managing Owner on November 30, 2012.

Steven Hill (51) has been Principal Financial and Accounting Officer, Investment Pools for the Managing Owner since December 2012, and was Head of Global ETF Operations from September 2011 to December 2012. As Principal Financial and Accounting Officer, Investment Pools, he has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco Funds, including the Fund. As Head of Global ETF Operations he had management responsibilities with regard to the general operations of the Managing Owner. From October 2010 to August 2011, he was Senior Managing Director and Chief Financial Officer of Destra Capital Management LLC and its subsidiaries, or Destra, an asset management firm, and was responsible for managing financial and administrative activities as well as financial reporting for Destra and investment funds sponsored by Destra. Previously, he was Senior Managing Director of Claymore Securities, Inc., or Claymore, from December 2003 to October 2010, and was responsible for managing financial and administrative oversight for investment funds sponsored by Claymore. Claymore, now known as Guggenheim Funds Distributors, Inc., is a registered broker-dealer that distributes investment funds. Mr. Hill earned a BS in Accounting from North Central College, Naperville, IL. Mr. Hill was listed as a principal of the Managing Owner on February 12, 2015.

Christopher Joe (46) has been Chief Compliance Officer of the Managing Owner since September 1, 2015. In his role as Chief Compliance Officer he is responsible for all aspects of regulatory compliance for the Managing Owner. He has also acted as U.S. Compliance Director for Invesco, Ltd. since November, 2006. Formerly, he served as Chief Compliance Officer of Invesco Investment Advisers, LLC, a registered investment adviser affiliated with the Managing Owner from June, 2010 to March, 2013. He also served as Deputy Chief Compliance Officer of Invesco Adviser, Inc., a registered investment adviser affiliated with the Managing Owner, from November, 2014 to September, 2015. Mr. Joe has also served as a principal of the Managing Owner since September 25, 2015.

John Zerr (53) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr is also Managing Director and General Counsel – US Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, since March 2006, where he is responsible for overseeing the US Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s US Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Code of Ethics

The Fund has no officers or employees and is managed by Invesco PowerShares Capital Management LLC. Invesco PowerShares Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and was managed by the Predecessor Managing Owner from inception up to and excluding the Closing Date. None of the directors or officers of the Predecessor Managing Owner received compensation from the Fund. The Managing Owner receives a monthly Management Fee of 1/12th of 0.85% per annum of the daily net asset value of the Fund at the end of each month. For the avoidance of doubt, from inception up to and excluding the Closing Date, all Management Fees were paid to the Predecessor Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

In addition, for the avoidance of doubt, from inception up to and excluding the Closing Date, all commission payments were paid to Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”). Since the Closing Date, the Commodity Broker has served as the Fund’s futures clearing broker and all commission payment accruals since the Closing Date have been paid to the Commodity Broker.

For the Year Ended December 31, 2015, the Fund has incurred Management Fees of $24,818,382 of which $23,284,367 had been paid at December 31, 2015. Management Fees of $1,534,015 were unpaid at December 31, 2015 and are reported as a liability on the Statement of Financial Condition.

For the Year Ended December 31, 2015, the Fund has incurred brokerage commissions of $1,171,437 of which $1,166,437 had been paid at December 31, 2015. Brokerage commissions of $5,000 were unpaid at December 31, 2015 and are reported as a liability on the Statement of Financial Condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2015, by management. No person is known by us to own beneficially more than 5% of the outstanding Shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	Invesco PowerShares Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, IL 60515	40	100%

Shares	Directors and Officers of Invesco PowerShares Capital Management LLC as a group	—	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2015 and 2014.

	Fiscal Year Ended December 31, 2015	Fiscal Year Ended December 31, 2014
Audit Fees	$82,800	$97,364
Audit-Related Fees (1)	10,750	—
Tax Fees (2)	1,505,295	$2,214,155
All Other Fees	—	—

Total	$1,598,845	$2,311,519

(1)	Audit-Related Fees for fiscal year end December 31, 2015 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for fiscal year end December 31, 2015 include fees billed for preparing tax forms.
Tax Fees for fiscal year end December 31, 2014 include fees billed for preparing tax forms.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above for the Year Ended December 31, 2015. The Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms for the Year Ended December 31, 2015.

The Predecessor Managing Owner approved all of the services provided by PricewaterhouseCoopers LLP to the Fund described above for the Year Ended December 31, 2014. The Predecessor Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms for the Year Ended December 31, 2014.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 38 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

3.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant 1

4.2	Form of Participant Agreement 2

10.1	Form of Escrow Agreement 3

10.2	Form of Customer Agreement 4

10.3	Form of Administration Agreement 5

10.4	Form of Global Custody Agreement 5

10.5	Form of Transfer Agency and Service Agreement 5

10.6	Distribution Services Agreement 4

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

EXHIBIT NO.	DESCRIPTION

101	Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund—December 31, 2015 and December 31, 2014, (ii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2015, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2014, (iv) the Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund—Years Ended December 31, 2015, 2014 and 2013, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2015, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2014, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund— Year Ended December 31, 2013, (viii) the Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund—Years Ended December 31, 2015, 2014 and 2013, (ix) Notes to Financial Statements of PowerShares DB Commodity Index Tracking Fund.

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to a Registration Statement on Form S-1 on September 13, 2005 and incorporated herein by reference.
3	Previously filed as an exhibit to Pre-Effective Amendment No. 5 to a Registration Statement on Form S-1 on December 21, 2005 and incorporated herein by reference.
4	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.
5	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on August 5, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ ANDREW SCHLOSSBERG
		Name:	Andrew Schlossberg
		Title:	Principal Executive Officer

Dated: February 26, 2016		By:	/S/ STEVEN HILL
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools