Form 10-Q
period 2016-09-30
PowerShares DB Commodity Index Tracking Fund
filed 2016-11-08
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of outstanding Shares as of September 30, 2016: 156,000,000 Shares.

POWERSHARES DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

September 30, 2016 and December 31, 2015

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
United States Treasury Obligations, at value (cost $2,161,456,214 and $1,936,918,775, respectively)	$2,161,739,945	$1,936,908,405
Affiliated investments, at value and cost	113,526,403	—
Total investments, at value (cost $2,274,982,617 and $1,936,918,775, respectively)	2,275,266,348	1,936,908,405
Cash held by custodian	10,548,327	92,092,936
Receivable for:
Dividends from affiliates	21,390	—
LME contracts	3,898,537	—
Variation margin	9,429,891	16,665,912
Net unrealized appreciation (depreciation) on Commodity Futures Contracts	48,465,113	(34,446,056)
Total assets	$2,347,629,606	$2,011,221,197
Liabilities
Payable for:
LME contracts	$—	$22,459,170
Management fee	1,585,454	1,534,015
Brokerage commissions and fees	4,956	5,000
Total liabilities	1,590,410	23,998,185
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	602	534
Shareholders' equity—Shares	2,346,038,594	1,987,222,478
Total shareholders' equity	2,346,039,196	1,987,223,012
Total liabilities and equity	$2,347,629,606	$2,011,221,197
General Shares outstanding	40	40
Shares outstanding	156,000,000	148,800,000

Net asset value per share	$15.04	$13.35

Market value per share	$15.01	$13.37

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

September 30, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.250% due October 6, 2016	22.21%	$520,996,353	$521,000,000
U.S. Treasury Bills, 0.180% due October 20, 2016	19.09	447,974,016	448,000,000
U.S. Treasury Bills, 0.160% due October 27, 2016 (b)	17.81	417,949,004	418,000,000
U.S. Treasury Bills, 0.300% due November 17, 2016	15.17	355,929,512	356,000,000
U.S. Treasury Bills, 0.335% due December 1, 2016	17.86	418,891,060	419,000,000
Total United States Treasury Obligations (cost $2,161,456,214)	92.14%	$2,161,739,945
Money Market Mutual Fund			Shares
Premier Portfolio - Institutional Class, 0.34%(c)	4.84%	$113,526,403	113,526,403
(cost $113,526,403)
Total Investments (cost $2,274,982,617)	96.98%	$2,275,266,348
(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $264,947,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2016.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(d)	Notional Value
Commodity Futures Contracts
CBOT Corn (5,900 contracts, settlement date September 14, 2017)	0.04%	$970,888	$108,265,000
CBOT Soybean (2,951 contracts, settlement date November 14, 2016)	0.18	4,229,756	140,762,700
CBOT Wheat (4,477 contracts, settlement date July 14, 2017)	(1.13)	(26,456,579)	100,172,875
COMEX Gold (1,651 contracts, settlement date August 29, 2017)	(0.29)	(6,841,739)	219,616,020
COMEX Silver (629 contracts, settlement date January 27, 2017)	0.50	11,647,891	60,547,540
ICE-UK Brent Crude (5,194 contracts, settlement date October 31, 2016)	(0.64)	(14,960,932)	260,686,860
LME Aluminum (2,476 contracts, settlement date November 14, 2016)	0.16	3,679,769	103,295,625
LME Copper (769 contracts, settlement date February 13, 2017)	0.11	2,454,350	93,721,875
LME Zinc (2,267 contracts, settlement date December 19, 2016)	1.80	42,330,994	134,843,994
NYB-ICE Sugar (8,733 contracts, settlement date September 29, 2017)	0.48	11,176,973	202,661,491
NYMEX Natural Gas (4,411 contracts, settlement date August 29, 2017)	(0.12)	(2,757,434)	132,771,100
NYMEX NY Harbor ULSD (4,138 contracts, settlement date May 31, 2017)	(0.09)	(2,101,247)	274,250,088
NYMEX RBOB Gasoline (4,761 contracts, settlement date November 30, 2016)	1.06	24,858,523	286,865,485
NYMEX WTI Crude (4,530 contracts, settlement date February 21, 2017)	1.42	33,399,743	228,357,300
Total Commodity Futures Contracts	3.48%	$81,630,956	$2,346,817,953
(d)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2015

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.235% due January 7, 2016	15.60%	$309,998,760	$310,000,000
U.S. Treasury Bills, 0.205% due January 14, 2016	23.37	464,486,994	464,500,000
U.S. Treasury Bills, 0.195% due January 21, 2016 (b)	25.16	499,979,500	500,000,000
U.S. Treasury Bills, 0.170% due January 28, 2016	19.60	389,468,061	389,500,000
U.S. Treasury Bills, 0.200% due February 4, 2016	5.44	107,991,576	108,000,000
U.S. Treasury Bills, 0.135% due February 11, 2016	0.15	2,999,604	3,000,000
U.S. Treasury Bills, 0.140% due February 25, 2016	8.05	159,984,320	160,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016	0.10	1,999,590	2,000,000
Total United States Treasury Obligations (cost $1,936,918,775)	97.47%	$1,936,908,405
(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $399,960,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders' Equity	Unrealized Appreciation/ (Depreciation)(c)	Notional Value
Commodity Futures Contracts
CBOT Corn (6,348 contracts, settlement date September 14, 2016)	(0.36)%	$(7,213,436)	$119,104,350
CBOT Soybean (2,828 contracts, settlement date November 14, 2016)	(0.09)	(1,789,744)	124,820,850
CBOT Wheat (4,833 contracts, settlement date July 14, 2016)	(0.60)	(11,964,777)	116,777,362
COMEX Gold (1,609 contracts, settlement date August 29, 2016)	(0.35)	(6,963,235)	170,940,160
COMEX Silver (607 contracts, settlement date March 29, 2016)	(0.06)	(1,273,926)	41,892,105
ICE-UK Brent Crude (4,973 contracts, settlement date October 31, 2016)	(2.72)	(54,007,216)	220,801,200
LME Aluminum (2,372 contracts, settlement date November 14, 2016)	(0.23)	(4,605,087)	91,292,350
LME Copper (738 contracts, settlement date February 15, 2016)	0.12	2,462,856	86,922,563
LME Zinc (2,225 contracts, settlement date February 15, 2016)	(1.63)	(32,303,825)	89,236,406
NYB-ICE Sugar (8,126 contracts, settlement date September 30, 2016)	0.97	19,297,530	133,604,442
NYMEX Natural Gas (4,663 contracts, settlement date August 29, 2016)	(0.83)	(16,429,233)	117,554,230
NYMEX NY Harbor ULSD (4,169 contracts, settlement date May 31, 2016)	(5.93)	(117,899,929)	212,814,109
NYMEX RBOB Gasoline (4,557 contracts, settlement date November 30, 2016)	(0.63)	(12,489,060)	239,893,240
NYMEX WTI Crude (5,803 contracts, settlement date February 22, 2016)	(5.34)	(106,100,911)	221,500,510
Total Commodity Futures Contracts	(17.68)%	$(351,279,993)	$1,987,153,877
(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

 See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income
Interest Income	$1,763,127	$146,804	$4,148,620	$506,555
Dividends from Affiliates	51,979	—	51,979	—
Total Income	1,815,106	146,804	4,200,599	506,555
Expenses
Management Fee	5,253,330	5,706,233	14,040,715	19,828,150
Brokerage Commissions and Fees	237,155	248,385	512,833	842,267
Interest Expense	19,329	113,485	123,574	177,813
Total Expenses	5,509,814	6,068,103	14,677,122	20,848,230
Less: Waivers	(27,808)	—	(27,808)	—
Net Expenses	5,482,006	6,068,103	14,649,314	20,848,230
Net Investment Income (Loss)	(3,666,900)	(5,921,299)	(10,448,715)	(20,341,675)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	19,385	16,995	20,648	23,617
Commodity Futures Contracts	84,617,569	(133,224,511)	(180,663,735)	(860,300,273)
Net Realized Gain (Loss)	84,636,954	(133,207,516)	(180,643,087)	(860,276,656)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(79,967)	72,985	294,101	52,855
Commodity Futures Contracts	(138,068,837)	(359,107,768)	432,910,949	288,710,358
Net Change in Unrealized Gain (Loss)	(138,148,804)	(359,034,783)	433,205,050	288,763,213
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts	(53,511,850)	(492,242,299)	252,561,963	(571,513,443)
Net Income (Loss)	$(57,178,750)	$(498,163,598)	$242,113,248	$(591,855,118)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at July 1, 2016	40	$612	168,800,000	$2,584,218,091	$2,584,218,703
Purchases of Shares			6,600,000	98,976,502	98,976,502
Redemption of Shares			(19,400,000)	(279,977,259)	(279,977,259)
Net Increase (Decrease) due to Share Transactions			(12,800,000)	(181,000,757)	(181,000,757)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(3,666,899)	(3,666,900)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		18		84,636,936	84,636,954
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(27)		(138,148,777)	(138,148,804)
Net Income (Loss)		(10)		(57,178,740)	(57,178,750)
Net Change in Shareholders' Equity	—	(10)	(12,800,000)	(238,179,497)	(238,179,507)
Balance at September 30, 2016	40	$602	156,000,000	$2,346,038,594	$2,346,039,196

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at July 1, 2015	40	$721	175,200,000	$3,156,322,983	$3,156,323,704
Purchases of Shares			1,800,000	28,468,885	28,468,885
Redemption of Shares			(14,000,000)	(222,314,603)	(222,314,603)
Net Increase (Decrease) due to Share Transactions			(12,200,000)	(193,845,718)	(193,845,718)
Net Income (Loss)
Net Investment Income (Loss)		(3)		(5,921,296)	(5,921,299)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(74)		(133,207,442)	(133,207,516)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(39)		(359,034,744)	(359,034,783)
Net Income (Loss)		(116)		(498,163,482)	(498,163,598)
Net Change in Shareholders' Equity	—	(116)	(12,200,000)	(692,009,200)	(692,009,316)
Balance at September 30, 2015	40	$605	163,000,000	$2,464,313,783	$2,464,314,388

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$534	148,800,000	$1,987,222,478	$1,987,223,012
Purchases of Shares			42,800,000	608,984,934	608,984,934
Redemption of Shares			(35,600,000)	(492,281,998)	(492,281,998)
Net Increase (Decrease) due to Share Transactions			7,200,000	116,702,936	116,702,936
Net Income (Loss)
Net Investment Income (Loss)		(3)		(10,448,712)	(10,448,715)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(51)		(180,643,036)	(180,643,087)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		122		433,204,928	433,205,050
Net Income (Loss)		68		242,113,180	242,113,248
Net Change in Shareholders' Equity	—	68	7,200,000	358,816,116	358,816,184
Balance at September 30, 2016	40	$602	156,000,000	$2,346,038,594	$2,346,039,196

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2015	40	$736	219,400,000	$4,036,423,709	$4,036,424,445
Purchases of Shares			16,200,000	288,526,416	288,526,416
Redemption of Shares			(72,600,000)	(1,268,781,355)	(1,268,781,355)
Net Increase (Decrease) due to Share Transactions			(56,400,000)	(980,254,939)	(980,254,939)
Net Income (Loss)
Net Investment Income (Loss)		(5)		(20,341,670)	(20,341,675)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(190)		(860,276,466)	(860,276,656)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		64		288,763,149	288,763,213
Net Income (Loss)		(131)		(591,854,987)	(591,855,118)
Net Change in Shareholders' Equity	—	(131)	(56,400,000)	(1,572,109,926)	(1,572,110,057)
Balance at September 30, 2015	40	$605	163,000,000	$2,464,313,783	$2,464,314,388

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$242,113,248	$(591,855,118)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(5,965,332,036)	(8,125,708,164)
Proceeds from securities sold and matured	5,744,963,865	9,750,190,661
Net sales (purchases) of affiliated investments	(113,526,403)	—
Net accretion of discount on United States Treasury Obligations	(4,148,620)	(506,555)
Net realized (gain) loss on United States Treasury Obligations	(20,648)	(23,617)
Net change in unrealized (gain) loss on United States Treasury Obligations and Commodity Futures Contracts	(83,205,270)	(288,763,213)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	(584,258,422)
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	135,545,179
Change in operating receivables and liabilities:
Dividends from affiliates	(21,390)	—
Variation margin	7,236,021	(7,918,579)
LME contracts	(26,357,707)	42,363,908
Management fee	51,439	(1,306,718)
Brokerage commissions and fees	(44)	417
Net cash provided by (used for) operating activities	(198,247,545)	327,759,779
Cash flows from financing activities:
Proceeds from purchases of Shares	608,984,934	288,526,416
Redemption of Shares	(492,281,998)	(1,268,781,355)
Net cash provided by (used for) financing activities	116,702,936	(980,254,939)
Net change in cash	(81,544,609)	(652,495,160)
Cash at beginning of period	92,092,936	745,587,142
Cash at end of period	$10,548,327	$93,091,982
Supplemental disclosure of cash flow information
Cash paid for interest	$123,574	$177,813

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2016

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

This Quarterly Report (the “Report”) covers the three months ended September 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended September 30, 2016” and the “Three Months Ended September 30, 2015”, respectively) and the nine months ended September 30, 2016 and 2015 (hereinafter referred to as the "Nine Months Ended September 30, 2016" and the "Nine Months Ended September 30, 2015", respectively).  The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The Index Commodities are currently trading on the London Metals Exchange (the “LME”). Although the LME does not currently impose position limits on the Index Commodities, the LME may in the future impose position limits on market participants trading in certain commodities included in the Index.

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the specific contract that comprises the applicable Index or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that comprises the applicable Index.

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

The Managing Owner waived fees of $27,808 for the Three and Nine Months Ended September 30, 2016.

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

The following is a summary of the tiered valuation input levels as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$2,161,739,945	$—	$2,161,739,945
Money Market Mutual Fund	$113,526,403	$—	$—	$113,526,403
Commodity Futures Contracts (a)	$81,630,956	$—	$—	$81,630,956
(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$1,936,908,405	$—	$1,936,908,405
Commodity Futures Contracts (a)	$(351,279,993)	$—	$—	$(351,279,993)
(a)	Unrealized appreciation (depreciation).

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

The Fund defines cash and cash equivalents to be cash and other highly liquid investments, with original maturities of three months or less when purchased.

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

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements on futures contracts held by the Fund by maintaining cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statements of Financial Condition for non-LME commodity futures contracts.

(h) Receivable/ (Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2016, the Fund had receivable from Commodity Broker of $3,898,537, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2015, the Fund had a payable to the Commodity Broker of $22,459,170, related to net realized losses on LME contracts which have been closed out but for which the contract has not yet expired.

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

The Fair Value of Derivative Instruments is as follows:

	September 30, 2016		December 31, 2015
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$134,748,887	$(53,117,931)	$21,760,386	$(373,040,379)
(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the September 30, 2016 and December 31, 2015 Statements of Financial Condition for non-LME commodity futures contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$84,617,569	$(133,224,511)
	Net Change in Unrealized Gain (Loss)	(138,068,837)	(359,107,768)
Total		$(53,451,268)	$(492,332,279)

		For the Nine Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(180,663,735)	$(860,300,273)
	Net Change in Unrealized Gain (Loss)	432,910,949	288,710,358
Total		$252,247,214	$(571,589,915)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average Notional Value	$2,457,272,104	$2,723,080,501	$2,209,802,519	$3,216,465,110

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to netting arrangements. In order for an arrangement to be eligible for netting, the Fund must have a basis to conclude that such netting arrangements are legally enforceable. The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$134,748,887	$(76,853,883)	$57,895,004	$—	$—	$57,895,004
Liabilities
Commodity Futures Contracts	$(76,853,883)	$76,853,883	$—	$—	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$355,260,235	$(338,594,323)	$16,665,912	$—	$—	$16,665,912
Liabilities
Commodity Futures Contracts	$(373,040,379)	$338,594,323	$(34,446,056)	$34,446,056	$—	$—
(a)	As of September 30, 2016 and December 31, 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(k) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable were less than $9.00 and $6.00 per round-turn trade during the Three and Nine Months Ended September 30, 2016 and 2015, respectively.

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

(m) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2016 and 2015, the Fund did not incur such expenses.

(6) Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss in excess of the amounts shown on the Statements of Financial Condition. The financial instruments used by the Fund are commodity futures contracts, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2016 and 2015.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2016 and December 31, 2015, no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2016 and 2015. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$15.31	$18.02	$13.35	$18.40
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(0.24)	(2.87)	1.76	(3.17)
Net investment income (loss) (a)	(0.03)	(0.03)	(0.07)	(0.11)
Net income (loss)	(0.27)	(2.90)	1.69	(3.28)
Net asset value per Share, end of period	$15.04	$15.12	$15.04	$15.12
Market value per Share, beginning of period (b)	$15.35	$18.01	$13.37	$18.45
Market value per Share, end of period (b)	$15.01	$15.14	$15.01	$15.14

Ratio to average Net Assets (c)
Net investment income (loss)	(0.59)%	(0.89)%	(0.63)%	(0.87)%
Expenses, after waivers	0.89%	0.91%	0.89%	0.90%
Expenses, prior to waivers	0.89%	0.91%	0.89%	0.90%
Total Return, at net asset value (d)	(1.76)%	(16.09)%	12.66%	(17.83)%
Total Return, at market value (d)	(2.21)%	(15.94)%	12.27%	(17.94)%
(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
(d)

Total Return, at net asset value is calculated assuming an initial investment made at the net asset value at the beginning of the period, reinvestment of all dividends and distributions at net asset value during the period, and redemption of Shares on the last day of the period. Total Return, at net asset value includes adjustments in accordance with accounting principles generally accepted in the United States of America and as such, the net asset value for financial reporting purposes and the returns based upon those net asset values may differ from the net asset value and returns for shareholder transactions.  Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period.  Not annualized for periods less than one year.

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

Index Commodity	Index Base Weight (%)
Light Sweet Crude Oil	12.37%
Ultra Low Sulphur Diesel	12.37
RBOB Gasoline	12.37
Natural Gas	5.49
Brent Crude	12.37
Gold	8.00
Silver	2.00
Aluminum	4.17
Zinc	4.17
Copper Grade A	4.17
Corn	5.63
Wheat	5.63
Soybeans	5.63
Sugar	5.63
Closing Level on Base Date:	100.00%

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of September 30, 2016:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil	9.73%
Ultra Low Sulphur Diesel	11.68
RBOB Gasoline	12.22
Natural Gas	5.66
Brent Crude	11.11
Gold	9.36
Silver	2.58
Aluminum	4.41
Zinc	5.74
Copper Grade A	3.99
Corn	4.61
Wheat	4.27
Soybeans	6.00
Sugar	8.64
Closing Level as of September 30, 2016:	100.00%

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

Performance Summary

This Report covers the three months ended September 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended September 30, 2016” and the “Three Months Ended September 30, 2015”, respectively) and the nine months ended September 30, 2016 and 2015 (hereinafter referred to as the "Nine Months Ended September 30, 2016" and the "Nine Months Ended September 30, 2015", respectively).

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2016 and 2015” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2016 and 2015

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2016	2015	2016	2015
DB Light Crude Oil Indices	(2.25)%	(22.91)%	(1.03)%	(26.61)%
DB Ultra Low Sulphur Diesel Indices	(0.63)	(18.34)	23.61	(15.69)
DB Aluminum Indices	1.08	(7.50)	8.63	(16.72)
DB Gold Indices	(0.95)	(5.00)	23.29	(6.14)
DB Corn Indices	(10.56)	(10.12)	(12.77)	(7.88)
DB Wheat Indices	(10.78)	(17.76)	(17.67)	(16.05)
DB RBOB Gasoline Indices	4.22	(22.97)	14.70	(16.15)
DB Natural Gas Indices	(6.45)	(11.41)	8.43	(16.61)
DB Silver Indices	2.94	(7.12)	38.56	(7.70)
DB Zinc Indices	12.75	(15.80)	44.91	(23.69)
DB Copper Grade A Indices	0.22	(10.36)	3.51	(17.76)
DB Soybeans Indices	(17.22)	(14.00)	8.30	(11.27)
DB Sugar Indices	5.01	(7.60)	45.63	(26.59)
DB Brent Crude Indices	(1.63)	(25.39)	13.28	(25.03)
AGGREGATE RETURNS	(1.56)%	(15.89)%	13.33%	(17.19)%

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end of day NAV per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 5(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(84.7) million and $327.8 million for the Nine Months Ended September 30, 2016 and 2015, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statement of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

During the Nine Months Ended September 30, 2016, $5,965.3 million was paid to purchase United States Treasury Obligations and $5,745.0 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2015, $8,125.7 million was paid to purchase United States Treasury Obligations and $9,750.2 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and futures contracts increased (decreased) Net cash provided by (used for) operating activities by $(83.2) million and $(288.8) million during the Nine Months Ended September 30, 2016 and 2015, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $116.7 million and $(980.3) million during the Nine Months Ended September 30, 2016 and 2015, respectively. This included $609.0 million and $288.5 million from Shares purchased by Authorized Participants and $492.3 million and $1,268.8 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2016 and 2015, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund is currently subject to accountability levels and may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not Index Commodities as proxies for the Index Commodities. The interest rate and dividend income actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The dividends received by the Fund from its holdings in money market mutual funds, if any, is not taken into account when determining the performance of the Index and, therefore, it may also contribute to those discrepancies. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to those discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income from the Fund’s holdings of United States Treasury Obligations could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and together with the dividends could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not Index Commodities as proxies for the Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF Market, NAV AND DBIQ Opt Yield Diversified Comm Index ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Fund Share Price Performance

For the Three Months Ended September 30, 2016, the NYSE Arca market value of each Share decreased 2.21% from $15.35 per Share to $15.01 per Share. The Share price low and high for the Three Months Ended September 30, 2016 and related change from the Share price on June 30, 2016 was as follows: Shares traded at a low of $14.02 per Share (-8.67%) on August 2, 2016, and a high of $15.54 per Share (+1.24%) on July 1, 2016.

For the Three Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 15.94% from $18.01 per Share to $15.14 per Share. The Share price low and high for the Three Months Ended September 30, 2015 and related change from the Share price on June 30, 2015 was as follows: Shares traded at a low of $14.41 per Share (-19.99%) on August 26, 2015, and a high of $17.79 per Share (-1.22%) on July 1, 2015.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2016, the net asset value of each Share decreased 1.76% from $15.31 per Share to $15.04 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Gold, Corn, Wheat, Natural Gas, Soybeans and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Aluminum, RBOB Gasoline, Silver, Zinc, Copper Grade A and Sugar during the Three Months Ended September 30, 2016 contributed to an overall 1.56% decrease in the level of the DBIQ-OY Diversified TR™.

Net income (loss) for the Three Months Ended September 30, 2016 was $(57.2) million, primarily resulting from $1.8 million of income, net realized gain (loss) of $84.6 million, net change in unrealized gain (loss) of $(138.1) million and operating expenses of $5.5 million.

For the Three Months Ended September 30, 2015, the net asset value of each Share decreased 16.09% from $18.02 per Share to $15.12 per Share. Falling commodity futures contract prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, Corn, Wheat, RBOB Gasoline, Natural Gas, Silver, Zinc, Copper, Soybeans, Sugar and Brent Crude Oil during the Three Months Ended September 30, 2015 contributing to an overall 15.89% decrease in the level of the DBIQ-OY Diversified TR™.

Net income (loss) for the Three Months Ended September 30, 2015 was $(498.2) million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(133.2) million, net change in unrealized gain (loss) of $(359.0) million and operating expenses of $6.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Fund Share Price Performance

For the Nine Months Ended September 30, 2016, the NYSE Arca market value of each Share increased 12.27% from $13.37 per Share to $15.01 per Share. The Share price low and high for the Nine Months Ended September 30, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $11.89 per Share (-11.07%) on January 20, 2016, and a high of $15.59 per Share (+16.61%) on June 8, 2016.

For the Nine Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 17.94% from $18.45 per Share to $15.14 per Share. The Share price low and high for the Nine Months Ended September 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded at a low of $14.41 per Share (-21.90%) on August 26, 2015, and a high of $18.47 per Share (+0.11%) on May 14, 2015.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2016, the net asset value of each Share increased 12.66% from $ 13.35 per Share to $15.04 per Share. Rising commodity futures contracts prices for Ultra Low Sulphur Diesel, Aluminum, Gold, RBOB Gasoline, Natural Gas, Silver, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Light Crude Oil, Corn and Wheat during the Nine Months Ended September 30, 2016 contributed to an overall 13.33% increase in the level of DBIQ-OY Diversified TR ™.

Net income (loss) for the Nine Months Ended September 30, 2016 was $242.1 million, primarily resulting from $4.2 million of income, net realized gain (loss) of $(180.6) million, net change in unrealized gain (loss) of $433.2 million and operating expenses of $14.7 million.

For the Nine Months Ended September 30, 2015, the net asset value of each Share decreased 17.83% from $18.40 per Share to $15.12 per Share. Falling commodity futures contract prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, Corn, Wheat, RBOB Gasoline, Natural Gas, Silver, Zinc, Copper, Soybeans, Sugar and Brent Crude Oil during the Nine Months Ended September 30, 2015 contributing to an overall 17.19% decrease in the level of the DBIQ-OY Diversified TR™.

Net income (loss) for the Nine Months Ended September 30, 2015, was $(591.9) million, primarily resulting from $0.5 million of income, net realized gain (loss) of $(860.3) million, net change in unrealized gain (loss) of $288.8 million, and operating expenses of $20.8 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2016.

				For the Nine Months Ended
				September 30, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$2,346,039,196	1.00%	$54,607,108	4

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

				For the Year Ended
				December 31, 2015
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$1,987,223,012	0.97%	$45,000,315	18

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

The following were the primary trading risk exposures of the Fund as of September 30, 2016 by market sector.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Loan Rule specifically provides that an accounting firm would not be independent if it receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities. For purposes of the Loan Rule, audit clients include the Fund as well as all registered investment companies advised by the Managing Owner and its affiliates, including other subsidiaries of the Managing Owner’s parent company, Invesco Ltd. (collectively, the Invesco Fund Complex). PricewaterhouseCoopers LLP informed the Fund it has relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex. These relationships call into question PricewaterhouseCoopers LLP’s independence under the Loan Rule with respect to those funds, as well as all other funds in the Invesco Fund Complex.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. PricewaterhouseCoopers LLP has communicated that the circumstances which called into question its independence under the Loan Rule with respect to the audits of the Invesco Fund Complex are consistent with the circumstances described in the no action letter.  PricewaterhouseCoopers LLP also concluded that its objectivity and impartiality was not impaired with respect to the planning for and execution of the Funds’ audits and that they have complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Funds relying on the no action letter.  Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP have concluded that PricewaterhouseCoopers LLP can continue as the Fund’s independent registered public accounting firm.  The Invesco Fund Complex intends to rely upon the no-action letter.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2016 to July 31, 2016	800,000	$14.43
August 1, 2016 to August 31, 2016	7,600,000	$14.44
September 1, 2016 to September 30, 2016	11,000,000	$14.43
Total	19,400,000	$14.43

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund – September 30, 2016 and December 31, 2015 (Unaudited), (ii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund - September 30, 2016 (Unaudited), (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund - December 31, 2015 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund – For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2016 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund- For the Three Months Ended September 30, 2015 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2016 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund- For the Nine Months Ended September 30, 2015 (Unaudited), (ix) the Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2016 and 2015 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB Commodity Index Tracking Fund– September 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer and President

Dated: November 7, 2016		By:	/S/ STEVEN HILL
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools