Form 10-K
period 2017-12-31
PowerShares DB Commodity Index Tracking Fund
filed 2018-02-28
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $1,788,492,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2018: 146,000,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Form 10-K that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events and speak only as of the date on which they are made. Forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to Invesco PowerShares Capital Management LLC, the Fund, and the Fund’s service providers, and in the broader economy may cause actual results to differ materially from those expressed by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (MD&A), and our other Securities and Exchange Commission (“SEC”) filings.

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

Invesco PowerShares Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015 (the “Closing Date”). Prior to the Closing Date, a different company served the Fund in those capacities (the “Predecessor Managing Owner”).

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.

The Commodity Futures Trading Commission (the “CFTC”) and certain futures exchanges impose position limits on futures contracts that reference Index Commodities (the “Index Contracts”). As the Fund approaches or reaches position limits with respect to an Index Commodity, the Fund may commence investing in Index Contracts that reference other Index Commodities. In those circumstances, the Fund may also trade in futures contracts based on commodities other than Index Commodities that the Managing Owner reasonably believes tend to exhibit trading prices that correlate with an Index Contract. In addition, the Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on an Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

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

Index Description

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

The Index is composed of notional amounts of each of the underlying Index Commodities. The notional amount of each Index Commodity included in the Index is intended to reflect the changes in market value of each such Index Commodity within the Index. The closing level of the Index is calculated on each business day by the Index Sponsor based on the closing price of the commodity futures contracts for each of the Index Commodities and the notional amount of such Index Commodity.

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997 (the “Base Date”). The Index has been calculated back to the Base Date. On the Base Date, the closing level was 100.

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of December 31, 2017:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	12.88%
Ultra Low Sulphur Diesel	12.77
RBOB Gasoline	11.99
Natural Gas	5.05
Brent Crude Oil	12.70
Gold	8.03
Silver	1.97
Aluminum	4.40
Zinc	4.19
Copper Grade A	4.34
Corn	5.41
Wheat	5.36
Soybeans	5.37
Sugar	5.54
Closing Level as of December 31, 2017:	100.00%

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

Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls from one contract to another futures contract that is intended to generate the most favorable ‘implied roll yield’ under prevailing market conditions. Where there is an upward-sloping price curve for futures contracts, the implied roll yield is expected to be negative. The selection of a new futures contract on an Index Commodity in such market conditions is designed to minimize the impact of negative roll yield. Conversely, where there is a downward-sloping price curve for futures contracts, the implied roll yield is expected to be positive. The selection of a new futures contract on an Index Commodity in such market conditions is designed to maximize the impact of positive roll yield. The Index takes the impact of implied roll yield into consideration by selecting, as the replacement for an expiring futures contract, the futures contract with a delivery month within the next thirteen months that generates the most favorable implied roll yield under the current market conditions.

The market condition in which the Index is designed to maximize the effect of positive roll yield when entering into new futures contracts is called backwardation. Rolling in a backwardated market will tend to enhance returns from futures trading. The market condition in which the Index is designed to mitigate the effect of negative roll yield when entering into new futures contracts is called contango. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. Returns from futures trading are called excess return, which is the combined return based on the spot prices of Index Commodities and the roll yield from trading futures contracts on Index Commodities.

The Index is calculated in USD on an excess return (unfunded) basis, which means that the Index reflects the return associated with spot prices for Index Commodities and the roll yield associated with trading futures contracts on Index Commodities. The Fund also invests in securities that are expected to generate income, including Treasury Securities, money market mutual funds, and T-Bill ETFs. These securities are held with the Custodian. In addition, Treasury Securities for deposit may be held with the Commodity Broker as margin for the Fund’s futures positions. The Index does not reflect any corresponding income characteristics.

The futures contract price for each Index Commodity will be the exchange closing price for such Index Commodity on a day on which the appropriate exchange is open for business (the “Index Business Days”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

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

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the thirteenth month after the Verification Date. For example, if the first Index Business Day is May 1 of the current year and the Delivery Month of an Index Commodity futures contract currently in the Index is June of the current year, the Delivery Month of an eligible new Index Commodity futures contract must be between July of the current year and June of the following year. The implied roll yield is then calculated and the futures contract on the Index Commodity with the best possible implied roll yield under the current market conditions is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

After the futures contract selection, the monthly roll for each Index Commodity subject to a roll in that particular month unwinds the old futures contract and enters a position in the new futures contract. This takes place between the second and sixth Index Business Day of the month.

On each day during the roll period, new notional holdings are calculated. The calculations for the futures contracts on the old Index Commodities that are leaving the Index and the futures contracts on the new Index Commodities are then calculated.

On all days that are not monthly index roll days, the notional holdings of each Index Commodity future remains constant.

The Index is re-weighted on an annual basis on the sixth Index Business Day of each November.

The calculation of the Index is expressed as the weighted average return of the Index Commodities.

The Trustee

Wilmington Trust Company (the “Trustee”), a Delaware trust company, is the sole trustee of the Fund. The Trustee’s duties and liabilities with respect to the offering of the Shares and the management of the Fund are limited to its express obligations under the Trust Agreement. Under the Trust Agreement, the Managing Owner has exclusive management and control of all aspects of the business of the Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner in accordance with the Managing Owner’s instructions. The Trustee is compensated by the Fund and is indemnified by the Fund against any expenses it incurs relating to or arising out of the formation, operation or termination of the Fund or the execution, delivery and performance of any other agreements to which the Fund is a party or the action or inaction of the Trustee, except to the extent that such expenses result from the gross negligence or willful misconduct of the Trustee.

The Managing Owner

The Managing Owner was formed on February 7, 2003. The Managing Owner is an affiliate of Invesco Ltd. The Managing Owner was formed to be the managing owner of investment vehicles such as ETFs and has been managing non-commodity futures based ETFs since 2003 and a commodity futures based ETF since 2014. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of, and approved as a swap firm by, the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to the Fund, the Managing Owner must comply with various regulatory requirements under the Commodity Exchange Act of 1936, as amended (the “Commodity Exchange Act”) and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner also is subject to periodic inspections and audits by the CFTC and NFA.

The Managing Owner has served as the managing owner of the Fund since the Closing Date. The Predecessor Managing Owner served as the managing owner of the Fund prior to the Closing Date.

The Managing Owner’s main business offices are located at 3500 Lacey Road, Suite 700, Downers Grove, IL 60515, and its telephone number is (800) 983-0903.

The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value (“NAV”) of the Fund (the “Management Fee”).

The Fund may, for margin and/or cash management purposes, invest in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund may incur through such investment is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs indefinitely.

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund incurred, except for any expenses resulting from gross negligence or willful misconduct.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $9.00, $9.00 and $9.00 per round-turn trade1 for the years ended December 31, 2017, 2016 and 2015, respectively.

[1]	A round-turn trade is a completed transaction involving both a purchase and a liquidating sale, or a sale followed by a covering purchase.

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon is the administrator (the “Administrator”) and serves as the custodian (the “Custodian”) and transfer agent (the “Transfer Agent”) of the Fund. The Bank of New York Mellon has entered into an Administration Agreement, a Global Custody Agreement (the “Custody Agreement”), and a Transfer Agency and Service Agreement, in connection therewith.

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, has an office at 2 Hanson Place, Brooklyn, New York, 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System.

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

The Transfer Agent receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $500 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund.

The Distributor

Invesco Distributors, Inc. is the Fund’s distributor (the “Distributor”). Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials. Prior to June 20, 2016, ALPS Distributors, Inc. provided distribution services to the Fund.

The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the Securities Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted a material fact required to be stated or necessary in order to make the statements not misleading under the Securities Act or any other statute or the common law.

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

Regulation

Futures exchanges in the United States are subject to regulation under the Commodity Exchange Act by the CFTC, the governmental agency having responsibility for regulation of futures exchanges and trading on those exchanges.

The Commodity Exchange Act and the CFTC also regulate the activities of “commodity trading advisors” and “commodity pool operators” and the CFTC has adopted regulations with respect to certain of such persons’ activities. Pursuant to its authority, the CFTC requires a commodity pool operator (such as the Managing Owner) to keep accurate, current and orderly records with respect to each pool it operates. The CFTC may suspend the registration of a commodity pool operator if the CFTC finds that the operator has violated the Commodity Exchange Act or regulations thereunder and in certain other circumstances. Suspension, restriction or termination of the Managing Owner’s registration as a commodity pool operator would prevent it, until such time (if any) as such registration were to be reinstated, from managing, and might result in the termination of, the Fund. The Commodity Exchange Act gives the CFTC similar authority with respect to the activities of commodity trading advisors, such as the Managing Owner. If the registration of a managing owner as a commodity trading advisor were to be terminated, restricted or suspended, the managing owner would be unable, until such time (if any) as such registration were to be reinstated, to render trading advice to the Fund. The Fund is not registered with the CFTC in any capacity.

The Commodity Exchange Act requires all “futures commission merchants,” such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

The Commodity Exchange Act also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Shareholders are afforded certain rights for reparations under the Commodity Exchange Act. Shareholders may also be able to maintain a private right of action for certain violations of the Commodity Exchange Act. The CFTC has adopted rules implementing the reparation provisions of the Commodity Exchange Act which provide that any person may file a complaint for a reparations award with the CFTC for violation of the Commodity Exchange Act against a floor broker, futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the Commodity Exchange Act, the NFA was formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for derivatives professionals. NFA members are subject to NFA standards relating to fair trade practices, market integrity, and consumer protection. As the self-regulatory body of the derivatives industry, the NFA promulgates rules governing the conduct of derivatives professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers, and swap dealers, among others, and their respective associated persons, as applicable, and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund is not required to become a member of the NFA).

The CFTC has no authority to regulate trading on foreign futures exchanges and markets but permits direct access to such markets from the United States with respect to foreign boards of trade that are registered as such with the CFTC.

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://www. powershares.com. Information in the Managing Owner’s website shall not be deemed to be a part of this Report or incorporated by reference herein unless otherwise expressly stated. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

The Fund also posts monthly performance reports and its annual report, as required by the CFTC, on the Managing Owner’s website at the address listed above.

ITEM 1A.	RISK FACTORS

An investment in the securities of the Fund involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K (the “Report”) and the Prospectus, before making a decision to invest in the securities of the Fund. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

Market Risks

NAV May Not Always Correspond to Market Price and, as a Result, Baskets May be Created or Redeemed at a Value that Differs from the Market Price of the Shares.

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Fund’s assets. The trading price of Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the futures contracts and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca (the exchange on which the Shares trade) and the exchanges on which futures contracts on the Index Commodities trade. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (Eastern time), liquidity in the markets for the futures contracts on the Index Commodities are expected to be reduced whenever the principal markets for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these gaps in market trading hours.

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

Price Volatility May Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund. The Index’s average annual volatility is 14.80%. Average annual volatility is the average of yearly volatilities for a given sample period. The yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year.

Withdrawal from participation by Authorized Participants may affect the liquidity of Shares.

If one or more Authorized Participants withdraws from participation, it may become more difficult to create or redeem Baskets, which may reduce the liquidity of the Shares. If it becomes more difficult to create or redeem Baskets, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between the futures contracts and the Shares, which may affect the trading market and liquidity of the Shares.

Possible Illiquid Markets May Exacerbate Losses.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currencies or major commodities exports, can also make it difficult to liquidate a position.

There can be no assurance that market illiquidity will not cause losses for the Fund. The large size of the positions which the Fund may acquire increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

Trading on Futures Exchanges Outside the United States is Not Subject to U.S. Regulation.

Some of the Fund’s trading is expected to be conducted on futures exchanges outside the United States. Trading on such exchanges is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on United States exchanges, including different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, the Fund is subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts.

In addition, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability, among other factors. An adverse development with respect to any of these factors could reduce the profit or increase the loss earned on the Fund’s trades on non-U.S. exchanges.

The Effect of Market Disruptions and Government Interventions Are Unpredictable and May Have an Adverse Effect on the Value of Your Shares.

The commodity futures markets may be subject to temporary distortions due to various factors, including lack of liquidity, congestion, disorderly closing periods, manipulation and disruptive conduct, limitations on deliverable supplies, the participation of speculators, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God.

Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. These interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The financial crisis of 2008-2009 and associated regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) are generally considered to have contributed to less credit being available to financial market participants. This is particularly the case for credit extended by banks and other traditional lending sources. The Fund does not borrow from lenders for the purpose of pursuing its investment objective. Nonetheless, restrictions on the availability of credit may adversely affect investors who borrow to purchase Fund shares and participants in the markets for financial instruments in which the Fund trades, including futures markets. Restrictions on credit, whether in stressed market conditions or otherwise, may have a material adverse effect on investors and financial market participants, which in turn could affect the Fund’s ability to pursue its investment objective. Among other things, fewer prospective investors may adversely affect the Fund’s asset levels, and fewer financial market participants may reduce liquidity and adversely affect pricing for the financial instruments that the Fund seeks to trade.

In addition, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once the limit price has been reached in a particular contract, it is possible that no trades may be made at a different price. It is not certain how long any such price limits would remain in effect. Limit prices may have the effect of precluding trading in a particular contract or forcing the liquidation of contracts at disadvantageous times or prices, consequently affecting the value of the futures contracts.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted. The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out or liquidate positions against which the markets are moving. The large size of the positions which the Fund may acquire increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

The financing available to market participants from their banks, dealers and other counterparties is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the affected market participants, including the Fund. Market disruptions may from time to time cause dramatic losses, and such events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund competes with other financial vehicles, including mutual funds, and other investment companies, ETFs, other index tracking commodity pools, actively traded commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and therefore reduce the liquidity of the Shares.

The NAV Calculation of the Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price is not Available on the Date of NAV Calculation.

Calculating the NAV of the Fund includes, in part, any unrealized profits or losses on open commodity futures contracts. Under normal circumstances, the NAV of the Fund reflects the settlement price of open commodity futures contracts on the date when the NAV is being calculated. However, if a commodity futures contract traded on an exchange (both U.S. and non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted. In such a situation, there is a risk that the calculation of the NAV of the Fund on such day will not accurately reflect the realizable market value of such commodity futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a commodity futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the Managing Owner may value such futures contract pursuant to policies the Managing Owner has adopted, there is a risk that the resulting calculation of the NAV of the Fund could be under or overstated, perhaps to a significant degree.

Futures Risks

Fluctuations in the Price of Assets Held by the Fund Could Have a Materially Adverse Effect on the Value of an Investment in Shares.

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

•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;
•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;
•	Investment and trading activities of mutual funds, ETFs, closed-end funds, hedge funds and commodity funds;
•	Weather and other environmental conditions;
•	Acts of God; and
•	Global or regional political, economic or financial events and situations.

Fewer Representative Commodities May Result in Greater Index Volatility.

The Index Commodities are Light Sweet Crude Oil (WTI), Heating Oil, RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Aluminum, Zinc, Copper Grade A, Corn, Wheat, Soybeans, and Sugar. Accordingly, the Index is concentrated in terms of the number of commodities represented. You should be aware that other commodities indexes are more diversified in terms of both the number and variety of commodities included. Concentration in fewer commodities may result in a greater degree of volatility in the Index and the NAV of the Fund which tracks the Index under specific market conditions and over time.

Because the Futures Contracts Have No Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss.

Trading in futures contracts transfers the risk of future price movements from one market participant to another. For every gain in futures trading, there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Futures contracts reflect, in the case of cash-settled contracts, certain rights to receive payment or obligations to make payments to the other party to the contract. In the case of physically-settled contracts, a futures contract is an agreement to make or take delivery of a particular asset at a specified price. Overall stock and bond prices could rise significantly and the economy as a whole could prosper while the Fund experiences losses as a result of pursuing its investment objective through trading futures contracts in Index Commodities.

Failure of Commodity Futures Markets to Exhibit Low to Negative Correlation to General Financial Markets Will Reduce Benefits of Diversification and May Exacerbate Losses to Your Portfolio.

Historically, commodity futures returns have tended to exhibit low to negative correlation with the returns of other assets such as stocks and bonds. Commodity futures contracts can provide a diversification benefit to investor portfolios because of their low to negative correlation with other financial assets. However, the fact that the Index is not inversely correlated with financial assets such as stocks and bonds means that the Fund will not necessarily be profitable during unfavorable periods for the stock or bond market. If the Shares perform in a manner that correlates with the stock or bond markets or otherwise do not perform successfully, the Shares may not provide any diversification from losses in those markets. In such a scenario, the Shares may produce no gains to offset your losses from investments in stocks, bonds, or related assets.

“Backwardation” or “Contango” in the Market Prices of the Index Commodities Will Affect the Value of Your Shares.

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in August of the current year may specify an October of that year expiration. As that contract nears expiration, it may be replaced by selling the October of the current year contract and purchasing the contract expiring in

December of that year. This process is referred to as “rolling.” Historically, the prices of Light Sweet Crude Oil and Heating Oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the October contract would take place at a price that is higher than the price at which the December contract is purchased, thereby creating a gain in connection with rolling. While Light Sweet Crude Oil and Heating Oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in Light Sweet Crude Oil and Heating Oil will adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

Conversely, certain of the Index Commodities historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. Although certain of the Index Commodities may have historically exhibited consistent periods of contango, contango will likely not exist in these markets at all times. Contango in the Index Commodities will adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

The Fund’s returns from futures trading are called excess return, which is the combined return based on the spot prices of Index Commodities and the roll yield from trading futures contracts on Index Commodities. Rolling in a backwardated market will tend to enhance returns from futures trading. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. The selection of a new futures contract on an Index Commodity is designed to minimize the impact of negative roll yield and to maximize the impact of positive roll yield in prevailing market conditions.

Although the roll method of the Index may minimize the roll losses due to contango and may maximize the roll benefits due to backwardation, there can be no assurance that this outcome will occur.

Index Risks

The Fund’s Performance May Not Always Replicate the Changes in the Levels of its Index.

It is possible that the Fund’s performance may not fully replicate the changes in levels of the Index due to disruptions in the markets for the relevant Index Commodities, the imposition of speculative position limits, or due to other extraordinary circumstances. The Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on an Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract. As the Fund approaches or reaches position limits with respect to an Index Commodity, the Fund may commence investing in Index Contracts that reference other Index Commodities. In those circumstances, the Fund may also trade in futures contracts based on commodities other than Index Commodities that the Managing Owner reasonably believes tend to exhibit trading prices that correlate with an Index Contract. In addition, the Fund may not be able to replicate the changes in levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by, as applicable, Treasury Income, Money Market Income and T-Bill ETF Income held for margin and/or cash management purposes. Tracking the Index requires trading of the Fund’s portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

The Fund Is Not Actively Managed and Tracks the Index During Periods in Which the Index Is Flat or Declining as Well as When the Index Is Rising.

The Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of the Index Commodities are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner seeks to cause the NAV to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

Unusually Long Peak-to-Valley Drawdown Periods With Respect To the Index May Be Reflected in Equally Long Peak-to-Valley Drawdown Periods with Respect to the Performance of the Shares.

“Peak-to-valley drawdown” represents the cumulative percentage decline in month-end NAV per Share due to losses sustained during any period in which the initial month-end NAV per Share is not equaled or exceeded by a subsequent month-end NAV per Share.

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced have been unusually long and have lasted for multi-year drawdown periods.

Because it is expected that the Fund’s performance will track the change of its underlying Index, the Fund would experience a continuous drawdown during the period that the Index experiences such a drawdown period. The value of your Shares will also decrease during such a period.

Regulatory Risks

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Fund.

CFTC and futures exchange rules impose speculative position limits on market participants, including the Fund, trading in certain commodity futures contracts. These position limits prohibit any person from holding a position of more than a specific number of futures contracts.

The Index is composed of 14 Index Commodities, of which 10 Index Commodities are subject to speculative position limits imposed by either the CFTC or the rules of the futures exchanges on which the futures contracts for the applicable Index Commodities are traded. Currently, speculative position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. On November 5, 2013, the CFTC proposed for public comment new position limits and aggregation regulations. In December 2016, the CFTC re-proposed the rules on position limits with respect to 25 physical delivery commodity futures and options contracts, as well as to swaps that are economically equivalent to such contracts, referred to herein as the Position Limit Rules. The re-proposed position limits would apply with respect to contracts traded on all U.S. and certain foreign exchanges on an aggregate basis. In addition, under the Position Limit Rules, the CFTC has also proposed amendments to the requirement that U.S. futures exchanges establish corresponding speculative position limits. The re-proposed Position Limit Rules are based on the position limit rules previously proposed in 2013 by the CFTC. In December 2016, the CFTC also adopted final position aggregation regulations requiring that all accounts owned or managed by an entity that is responsible for such accounts’ trading decisions, their principals and their affiliates would be aggregated for position limit purposes, referred to herein as the Aggregation Rules. The Position Limit Rules were published in the Federal Register on December 30, 2016, and the final Aggregation Rules became effective on February 14, 2017. CFTC staff subsequently issued CFTC Letter No. 17-37, which provides time-limited no-action relief from compliance with certain requirements under the final Aggregation Rules and clarification on the meaning of certain terms used throughout the final Aggregation Rules. The relief therein expires on August 12, 2019.

The CFTC’s Aggregation Rules require that a trader aggregate all positions in accounts which the trader owns or over which the trader controls trading. However, a trader is not required to aggregate positions in multiple accounts or commodity pools if that trader (or its applicable divisions/subsidiaries) qualifies as an “independent account controller” under the Aggregation Rules and avails itself of the independent account controller exemption under the Aggregation Rules. Failure to comply with the requirements of the independent account controller exemption, if applicable, could lead to the Managing Owner being required to aggregate positions in multiple accounts or commodity pools for purposes of the CFTC’s position limits regulations, or an enforcement proceeding against the Managing Owner, and could adversely affect the Fund.

Generally, speculative position limits in the physical delivery markets are set at a stricter level during the spot month, the month when the futures contract matures and becomes deliverable, versus the limits set for all other months. If the Managing Owner determines that the Fund’s trading may be approaching any of these speculative position limits, the Fund may reduce its trading in the corresponding commodity futures contracts or may trade futures contracts in other commodities that the Managing Owner determines will best position the Fund to meet its investment objective. Depending on the outcome of any future CFTC or futures exchange rulemaking, as applicable, the rules concerning position limits may be amended in a manner that is detrimental to the Fund.

As of January 3, 2018, Markets in Financial Instruments Directive II (“MiFID II”) requires regulatory agencies of member states in the European Union to impose position limits on certain commodity derivatives contracts. Pursuant to MiFID II, the UK Financial Conduct Authority has established position limits applicable to copper, zinc and aluminum commodity derivative contracts traded on the London Metal Exchange (“LME”). LME may also impose accountability levels in certain contracts. If the Fund were to trade commodity derivatives contracts on other exchanges in the European Union, position limits may apply to such trading activity pursuant MiFID II as implemented in the relevant national laws and regulations of member states.

Exchanges may also establish accountability levels applicable to futures contracts. An exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect the Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply, if the Fund were to trade in such contracts.

The Fund is currently subject to position limits and may be subject to new and more restrictive position limits in the future. As a result, the Fund may not be able to issue new Baskets or reinvest income in additional commodity futures contracts to the extent position limits restrict its ability to establish new futures positions or add to existing positions. Limiting the size of the Fund to stay within these position limits may affect the correlation between the price of the Shares, as traded on the NYSE Arca, and the NAV of the Shares.

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Increase Losses; Despite Segregation of Assets, the Fund Remains at Risk of Significant Losses Because the Fund May Only Receive a Pro-Rata Share of the Assets or No Assets at All.

The Commodity Exchange Act requires a futures commission merchant to segregate all funds received from customers from such futures commission merchant’s proprietary assets. If the Commodity Broker fails to segregate customer assets as required, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Fund could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker. The Commodity Broker may, from time to time, have been the subject of certain regulatory and private causes of action. Such material actions, if any, are described in the Fund’s Prospectus under “The Commodity Broker.”

The Commodity Exchange Act requires a clearing organization approved by the CFTC as a derivatives clearing organization to segregate all funds and other property received from a clearing member’s customers in connection with U.S. futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, customer funds held at a clearing organization in connection with any futures or options contracts may be held in a commingled omnibus account, which may not identify the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. In the event of a default of the clearing futures commission merchant’s other clients or the clearing futures commission merchant’s failure to extend its own funds in connection with any such default, a customer may not be able to recover the full amount of assets deposited by the clearing futures commission merchant with the clearing organization on the customer’s behalf.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Fund could experience a loss of the funds deposited through the Commodity Broker as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

Regulatory Changes or Actions, Including the Implementation of the Dodd-Frank Act, May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions and markets, including under the Dodd-Frank Act, is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In particular, the Dodd-Frank Act has expanded the regulation of markets, market participants and financial instruments. The new regulatory regime under the Dodd-Frank Act has imposed new compliance and legal burdens on participants in the markets for futures and other commodity interests. For example, under the Dodd-Frank Act new capital and risk requirements have been imposed on market intermediaries. Those requirements may cause the cost of trading to increase for market participants, like the Fund, that must interact with those intermediaries to carry out their trading activities. These increased costs can detract from the Fund’s performance.

The Fund is Subject to Extensive Regulatory Reporting and Compliance.

The Fund is subject to a comprehensive scheme of regulation under the federal commodity futures trading and securities laws. The Fund could be subject to sanctions for a failure to comply with those requirements, which could adversely affect the Fund’s financial performance (in the case of financial penalties) or ability to pursue its investment objective (in the case of a limitation on its ability to trade).

Because the Shares are publicly traded, the Fund is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC and NYSE-ARCA, have in recent years issued new requirements and regulations, most notably the Sarbanes-Oxley Act of 2002. From time to time, since the adoption of the Sarbanes-Oxley Act of 2002, these authorities have continued to develop additional regulations or interpretations of existing regulations. The Fund’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from revenue-generating activities to compliance related activities.

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

Tax Risks

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

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the United States Internal Revenue Service (the “IRS”) will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended (the “Code”) and/or the Federal Tax Regulations codified under 26 C.F.R., referred to herein as the Treasury Regulations, and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Tax Cuts and Jobs Act (the “Tax Act”) Makes Significant Changes to U.S. Federal Income Tax Rules.

The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and would apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. In particular for individuals, the Tax Act establishes for taxable years beginning after December 31, 2017 and before January 1, 2026 a 20% deduction for “qualified publicly traded partnership income” within the meaning of Section 199A(e)(5) of the Code. Qualified publicly traded partnership income includes the Fund’s income effectively connected with the Fund’s trade or business, but does not include certain investment income. In light of the very recent enactment of the new rules regarding such deduction, the lack of guidance interpreting such rules, and the expected character of the income of the Fund, it is unclear whether any of the Fund’s income will be eligible for the deduction. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISORS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN THE SHARES; SUCH TAX CONSEQUENCES MAY DIFFER WITH RESPECT TO DIFFERENT INVESTORS.

Other Risks

Disruptions in the Ability to Create and Redeem Baskets May Adversely Affect Investors.

It is generally expected that the public trading price per Share will track the NAV per Share closely over time. The relationship between the public trading price per Share and the NAV per Share depends, to a considerable degree, on the ability of Authorized Participants or their clients or customers to purchase and redeem Baskets in the ordinary course. If the process for creating or redeeming Shares is impaired for any reason, Authorized Participants and their clients or customers may not be able to purchase and redeem Baskets or, even if possible, may choose not to do so. The inability to purchase and redeem Baskets, or the partial impairment of the ability to purchase and redeem Baskets, could result in Shares trading at a premium or discount to the NAV of the Fund. Such a premium or discount could be significant, depending upon the nature or duration of the impairment.

If the Fund were to issue all Shares that have been registered, it would not be able to create new Baskets until it registered additional Shares and those additional Shares became available for sale. An inability to create new Baskets could increase the possibility that the trading price per Share would not track closely the NAV per Share. In addition, the Fund may, in its discretion, suspend the creation of Baskets. Suspension of creations may adversely affect how the Shares are traded and could cause Shares to trade at a premium or discount to the NAV of the Fund, perhaps to a significant degree.

The Shares Could Decrease in Value if Unanticipated Operational or Trading Problems Arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares have been developed specifically for the Fund. Consequently, there may be unanticipated problems with respect to the mechanics of the operations of the Fund and the trading of the Shares that could have a material adverse effect on an investment in the Shares. To the extent that unanticipated operational or trading problems arise, the Managing Owner’s past experience and qualifications may not be suitable for solving those problems.

While the Managing Owner manages a number of ETFs that use futures contracts as part of their investment strategy, it has only managed the Fund for a limited period of time. The Managing Owner’s limited experience with the Fund and other similar funds may adversely affect its ability to manage the Fund in accordance with its investment objective.

Historical Performance of the Fund and the Index is Not Indicative of Future Performance.

Past performance of the Fund or the Index is not necessarily indicative of future results. Therefore, past performance of the Fund or the Index should not be relied upon in deciding whether to buy Shares of the Fund.

Fees and Expenses May Deplete the Fund’s Assets if the Fund’s Investment Performance is Not Favorable.

The Fund pays fees and expenses regardless of its investment performance. Such fees and expenses include asset-based fees of 0.85% per annum. Additional charges include brokerage fees of approximately 0.04% per annum in the aggregate and selling commissions. Selling commissions are not included in the Fund’s breakeven calculation. The sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income may not exceed its fees and expenses. If such income does not exceed its fees and expenses, in order to break even, the Fund’s futures trading activity will need to have a favorable performance that exceeds the difference between the sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income and its fees and expenses. If the Fund’s futures trading performance is not sufficiently favorable, the Fund’s expenses could deplete its assets over time. In such a scenario, the value of your Shares will decrease.

There may be circumstances that could prevent the Fund from being operated in a manner consistent with its investment objective.

There may be circumstances outside the control of the Managing Owner and/or the Fund that make it, for all practical purposes, impossible to re-position the Fund and/or to process a purchase or redemption order. Examples of such circumstances include: natural disasters; public service disruptions or utility problems such as those caused by fires, floods, extreme weather conditions, and power outages resulting in telephone, telecopy, and computer failures; market conditions or activities causing trading halts; systems failures involving computer or other information systems affecting the aforementioned parties, as well as DTC, or any other participant in the purchase process, and similar extraordinary events. While the Managing Owner has established and implemented a disaster recovery plan, circumstances such as those identified above may prevent the Fund from being operated in a manner consistent with its investment objective.

You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension or Rejection Under Certain Circumstances.

The Managing Owner may, in its discretion, suspend the right of redemption or postpone the redemption order settlement date, for (1) any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement among the Authorized Participant, the Managing Owner, either in its own capacity or in its capacity as managing owner of the Fund, or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

Shareholders Do Not Have the Protections Associated With Ownership of Shares in an Investment Company Registered Under the Investment Company Act of 1940.

The Fund is not registered as an investment company under the Investment Company Act of 1940, as amended. Consequently, Shareholders do not have the legal and regulatory protections provided to the investors in investment companies that are registered as such.

Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.

As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of shares of a corporation. However, under Delaware law, a beneficial owner of a business trust (such as a Shareholder) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners to recover damages from a third party where a managing owner has failed or refused to institute legal action on behalf of himself and all other similarly situated beneficial owners to recover damages from a managing owner for violations of fiduciary duties, or on behalf of a business trust to recover damages from a third party where a managing owner has failed or refused to institute proceedings to recover such damages. The Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular distributions, although the Fund may pay distributions in the discretion of the Managing Owner).

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner or any of its affiliates, the Commodity Broker, including its principals and its affiliates, the Index Sponsor and Marketing Agent, and Invesco Distributors. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. The Managing Owner and its principals and affiliates are engaged in a broad array of asset management and financial services activities and may engage in activities during the ordinary course of business that cause their interests or those of their other clients to conflict with those of the Fund and its Shareholders.

As a result of these and other relationships, parties involved with the Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Shareholders. For example, by investing in affiliated money market mutual funds and/or T-Bill ETFs for margin and/or cash management purposes, the Managing Owner may select affiliated money market mutual funds and/or T-Bill ETFs that may pay dividends that are lower than non-affiliated money market mutual funds and/or T-Bill ETFs. In addition, the Managing Owner would have a conflict of interest if it sought to redeem the Fund’s interest in an affiliated money market mutual fund or T-Bill ETF in circumstances where such redemption would be unfavorable for the affiliated fund. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Fund and the Shareholders.

The Fund may be subject to certain conflicts with respect to the Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Because the Managing Owner and Invesco Distributors are affiliates, the Managing Owner has a disincentive to replace Invesco Distributors. Furthermore, the Managing Owner did not conduct an arm’s length negotiation when it retained Invesco Distributors.

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the operation of the Fund. No counsel has been appointed to represent you in connection with the Fund’s continuous offering of Shares. Accordingly, you should consult your own legal, tax and financial advisers about whether you should invest in the Shares.

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

It is ultimately within the discretion of the Managing Owner whether it will continue to operate and advise the Fund. The Managing Owner may withdraw from the Fund upon 120 days’ prior written notice to all Limited Owners and the Trustee, which would cause the Fund to terminate unless a substitute managing owner was obtained. Limited Owners of 50% of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. See “Description of the Shares; Certain Material Terms of the Trust Agreement – Termination Events” in the Fund’s Prospectus for a summary of termination events. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Shares.

While the Managing Owner believes that all intellectual property rights needed to operate the Fund in the manner described in the Fund’s Prospectus are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the issuance of any restraining orders or injunctions, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law may adversely affect the Fund and an investment in the Shares. For example, such actions could result in expenses or damages payable by the Fund, suspension of activities or the termination of the Fund.

The Value of the Shares Will be Adversely Affected if the Fund is Required to Indemnify the Trustee or the Managing Owner.

Under the Trust Agreement, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense they incur, except for any expenses resulting from gross negligence or willful misconduct. That means the Managing Owner may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the NAV of the Fund and, consequently, the value of the Shares.

Although the Shares are Limited Liability Investments, Certain Circumstances such as Bankruptcy of the Fund or Indemnification of the Fund by the Shareholders will Increase a Shareholder’s Liability.

The Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of:

•	Shareholders’ actions unrelated to the business of the Fund, or
•	taxes imposed on the Shares by the states or municipalities in which such investors reside.

The Fund may Potentially Lose Money on its Holdings of Money Market Mutual Funds.

The Fund may invest in government money market funds that have chosen to not rely on the ability to impose fees on shareholder redemptions (“liquidity fees”) or temporarily to suspend redemption privileges (“gates”) if the government money market fund’s weekly liquid assets fall below a certain threshold. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and the Fund may lose money by investing in a government money market fund for cash management or other purposes. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. The Fund cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Due to the Increased use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks.

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, the Fund is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events. Cyber attacks include, but are not limited to gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of the Fund’s third party service providers (including, but not limited to, Index Sponsor, the Administrator and transfer agent) or the issuers of the money market mutual funds and T-Bill ETFs in which the Fund invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Fund shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Fund and its shareholders could be negatively impacted as a result. While the

Managing Owner has established business continuity plans and systems to prevent such cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been identified. Furthermore, the Fund cannot control the cyber security plans and systems put in place by the Fund’s third party service providers. Cyber attacks may also cause disruptions to the futures exchanges and clearinghouses through which the Fund invests in exchange-traded futures contracts, resulting in disruptions to the Fund’s investment objectives and resulting in financial losses.

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

Market Information

The Shares have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBC.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per Share, as reported on the applicable exchange.

	Shares
Quarter ended	High	Low
March 31, 2017	$16.05	$14.83
June 30, 2017	$15.61	$13.74
September 30, 2017	$15.68	$14.25
December 31, 2017	$16.62	$15.24

	Shares
Quarter ended	High	Low
March 31, 2016	$13.72	$11.89
June 30, 2016	$15.59	$12.84
September 30, 2016	$15.54	$14.02
December 31, 2016	$15.84	$14.38

Holders

As of December 31, 2017, the Fund had 134 holders of record of its Shares.

Distributions

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. The Fund paid no distributions for the year ended December 31, 2017 or for the year ended December 31, 2016.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended December 31, 2017:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2017 to October 31, 2017	200,000	$15.27
November 1, 2017 to November 30, 2017	6,200,000	$16.19
December 1, 2017 to December 31, 2017	14,200,000	$16.35
Total	20,600,000	$16.29

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2017, 2016, 2015, 2014 and 2013 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this report. The Fund commenced investment operations on January 31, 2006.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Income (a)	$16,636,381	$6,447,842	$715,663	$1,840,717	$3,243,074
Net investment income (loss)	$(1,457,317)	$(13,574,300)	$(25,551,595)	$(45,197,968)	$(53,186,131)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	$72,642,854	$379,545,648	$(848,329,089)	$(1,558,815,515)	$(483,556,277)
Net Income (Loss)	$71,185,537	$365,971,348	$(873,880,684)	$(1,604,013,483)	$(536,742,408)
Net Income (Loss) per Share	$0.80	$2.48	$(5.05)	$(7.21)	$(2.11)
Net increase (decrease) in cash	$924,407	$(87,077,779)	$(653,494,206)	$622,514,364	$(492,647,628)

	As of December 31,
	2017	2016	2015	2014	2013
Total Assets	$2,263,946,016	$2,559,242,943	$2,011,221,197	$4,948,283,169	$6,799,938,046
General Shares NAV	$16.63	$15.83	$13.35	$18.40	$25.61
Shares NAV	$16.63	$15.83	$13.35	$18.40	$25.61

(a)

Income for the years ended December 31, 2014 and prior includes interest expense on overdraft balances. These amounts are included in Interest Expense for the years ended December 31, 2017, 2016 and 2015.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Income	$2,721,965	$3,041,076	$3,865,992	$7,007,348
Net investment income (loss)	$(2,466,466)	$(1,124,455)	$(89,702)	$2,223,306
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	$(96,739,931)	$(104,865,769)	$116,119,538	$158,129,016
Net Income (Loss)	$(99,206,397)	$(105,990,224)	$116,029,836	$160,352,322
Increase (decrease) in NAV	$(316,675,783)	$(454,764,682)	$166,000,994	$310,334,125
Net Income (Loss) per Share	$(0.61)	$(0.77)	$0.94	$1.24

	For the Three Months Ended,
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Income	$892,403	$1,493,090	$1,815,106	$2,247,243
Net investment income (loss)	$(3,297,906)	$(3,483,909)	$(3,666,900)	$(3,125,585)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations and Futures	$(9,478,908)	$315,552,721	$(53,511,850)	$126,983,685
Net Income (Loss)	$(12,776,814)	$312,068,812	$(57,178,750)	$123,858,100
Increase (decrease) in NAV	$10,094,374	$586,901,317	$(238,179,507)	$211,425,343
Net Income (Loss) per Share	$(0.05)	$2.01	$(0.27)	$0.79

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview/Introduction

Invesco PowerShares Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015 (the “Closing Date”). Prior to the Closing Date, a different company served the Fund in those capacities (the “Predecessor Managing Owner”).

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in ETFs (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Fund also holds United States Treasury Obligations and T-Bill ETFs, if any, for deposit with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin, to the extent permissible under the rules of the Commodity Futures Trading Commission (the “CFTC”), and United States Treasury Obligations, cash, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, on deposit with The Bank of New York Mellon (the “Custodian”), for cash management purposes. The aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value (“NAV”) of the Fund, as opposed to the aggregate Index value.

The CFTC and certain futures exchanges impose position limits on futures contracts, including on Index Contracts. As the Fund approaches or reaches position limits with respect to an Index Commodity, the Fund may commence investing in Index Contracts that reference other Index Commodities. In those circumstances, the Fund may also trade in futures contracts based on commodities other than Index Commodities that the Managing Owner reasonably believes tend to exhibit trading prices that correlate with an Index Contract. In addition, the Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on an Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Fund’s portfolio. The market price of the Shares may not be identical to the NAV per Share, but these two valuations are expected to be very close.

Margin Calls

“Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) to which a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the futures trader’s performance of the futures contract that the trader purchases or sells. Futures contracts are customarily bought and sold on margin that represents a very small percentage (ranging upward from less than 2%) of the purchase price of the underlying commodity being traded. Because of such low margins, price fluctuations occurring in the futures markets may create profits and losses that are greater, in relation to the amount invested, than are customary in other forms of investments. The minimum amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which such contract is traded, and may be modified from time to time by the exchange during the term of the contract. “Variation margin” is assessed daily to reflect changes in the value of the position.

Brokerage firms carrying accounts for traders in futures contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy in order to afford further protection for themselves.

Margin requirements are computed each day by a commodity broker. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the commodity broker. If the margin call is not met within a reasonable time, the broker may close out the Fund’s position. With respect to the Managing Owner’s trading, only the Managing Owner, and not the Fund or its Shareholders personally, will be subject to margin calls.

Position Limits and/or Accountability Levels

The Fund has not reached position limits with respect to the 2017, 2016 and 2015 reporting periods.

Net Asset Value

NAV means the total assets of the Fund, including, but not limited to, all commodity futures contracts, cash and investments less total liabilities of the Fund, each determined on the basis of U.S. generally accepted accounting principles (“U.S. GAAP”), consistently applied under the accrual method of accounting. All open commodity futures contracts will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable primary exchange on the date with respect to which NAV is being determined. Under certain circumstances, including, but not limited to instances where the settlement price is not available, the Managing Owner may value any asset of the Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. The amount of any distribution is a liability of the Fund from the day when the distribution is declared until it is paid.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares.

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

As of the date of this Report, each of BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Timber Hill LLC, UBS Securities, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement, and those firms are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $427.1 million, $(291.3) and $ 521.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the year ended December 31, 2017, $6,226.9 million was paid to purchase United States Treasury Obligations and $6,805.7 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2016, $8,367.6 million was paid to purchase United States Treasury Obligations and $7,907.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2015, $10,667.5 million was paid to purchase United States Treasury Obligations and $12,810.2 million was received from sales and maturing United States Treasury Obligations. $4,011.8 million was received from sales of affiliated investments and $4,198.8 million was paid to purchase affiliated investments during the year ended December 31, 2017. $1,231.9 million was received from sales of affiliated investments and $1,362.9 million was paid to purchase affiliated investments during the year ended December 31, 2016. The Fund had no money market mutual fund holdings during the year ended December 31, 2015. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) Net cash provided by (used for) operating activities by $(10.6) million, $(51.0) million and $(423.8) million during the years ended December 31, 2017, 2016 and 2015, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(426.2) million, $204.3 million and $(1,175.3) million during the years ended December 31, 2017, 2016 and 2015, respectively. This included $641.2 million, $852.9 million and $316.1 million from Shares purchased by Authorized Participants and $1,067.3 million, $648.6 million and $1,491.4 million from Shares redeemed by Authorized Participants during the years ended December 31, 2017, 2016 and 2015, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Diversified Comm Index ER”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

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

Performance Summary

This Report covers the years ended December 31, 2017, 2016 and 2015.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the years ended December 31, 2017, 2016 and 2015” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Years Ended December 31, 2017, 2016 and 2015

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Years Ended
	December 31,
Underlying Index	2017	2016	2015
DB Light Crude Oil Indices	6.46%	7.43%	(40.84)%
DB Ultra Low Sulphur Diesel Indices	8.31	37.16	(36.02)
DB Aluminum Indices	32.71	8.60	(21.68)
DB Gold Indices	13.17	7.62	(10.82)
DB Corn Indices	(8.19)	(11.66)	(15.67)
DB Wheat Indices	(9.72)	(20.02)	(22.98)
DB RBOB Gasoline Indices	11.90	29.14	(24.13)
DB Natural Gas Indices	(22.39)	28.09	(24.19)
DB Silver Indices	6.17	23.73	(41.05)
DB Zinc Indices	28.49	14.85	(12.46)
DB Copper Grade A Indices	31.48	55.62	(27.69)
DB Soybeans Indices	(2.49)	17.54	(24.90)
DB Sugar Indices	(24.91)	11.88	(13.02)
DB Brent Crude Oil Indices	14.09	31.22	(16.24)
AGGREGATE RETURNS	6.16%	19.53%	(26.68)%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the DBIQ–OY Diversified TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ–OY Diversified TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

Fund Share Price Performance

For the year ended December 31, 2017, the NYSE Arca market value of each Share increased 4.92% from $15.84 per Share to $16.62 per Share. The Share price low and high for the year ended December 31, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $13.74 per Share (-13.26%) on June 21, 2017, and a high of $16.62 per Share (+4.93%) on December 29, 2017. No distributions were paid to Shareholders during the year ended December 31, 2017. Therefore, the total return for the Fund, on a market value basis, was +4.92%.

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

Fund Share Net Asset Performance

For the year ended December 31, 2017, the NAV of each Share increased 5.05% from $15.83 per Share to $16.63 per Share. Rising commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, RBOB Gasoline, Silver, Zinc, Copper Grade A and Brent Crude Oil, were partially offset by falling commodity futures contracts prices for Corn, Wheat, Natural Gas, Soybeans and Sugar during the year ended December 31, 2017, contributing to an overall 5.17% increase in the level of the Index and to a 6.16% increase in the level of the DBIQ-OY Diversified TR™. No distributions were paid to Shareholders during the year ended December 31, 2017. Therefore, the total return for the Fund on a NAV basis was +5.05%.

Net income (loss) for the year ended December 31, 2017 was $71.2 million, primarily resulting from $16.6 million of income, net realized gain (loss) of $58.3 million, net change in unrealized gain (loss) of $14.4 million and operating expenses of $18.1 million.

For the year ended December 31, 2016, the NAV of each Share increased 18.58% from $13.35 per Share to $15.83 per Share. Rising commodity futures contracts prices for Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, RBOB Gasoline, Natural Gas, Brent Crude Oil, Silver, Zinc, Copper Grade A, Soybeans and Sugar were partially offset by falling commodity futures contracts prices for Corn and Wheat during the year ended December 31, 2016 contributed to an overall 19.53% increase in the level of the DBIQ-OY Diversified TR™. No distributions were paid to Shareholders during the year ended December 31, 2016. Therefore, the total return for the Fund on a NAV basis was +18.58%.

Net income (loss) for the year ended December 31, 2016 was $366.0 million, primarily resulting from $6.4 million of income, net realized gain (loss) of $(72.7) million, net change in unrealized gain (loss) of $452.3 million and operating expenses of $20.0 million.

For the year ended December 31, 2015, the NAV of each Share decreased 27.45% from $18.40 per Share to $13.35 per Share. Falling prices in futures contracts prices for Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, Corn, Wheat, RBOB Gasoline, Natural Gas, Brent Crude Oil, Silver, Zinc, Copper Grade A, Soybean and Sugar during the year ended December 31, 2015 contributed to an overall 26.68% decrease in the level of the DBIQ–OY Diversified TR™. No distributions were paid to Shareholders during the year ended December 31, 2015. Therefore, the total return for the Fund on a NAV basis was -27.45%.

Net income (loss) for the year ended December 31, 2015 was $(873.9) million, resulting from $0.7 million of interest income, net realized losses of $1,272.2 million, net change in unrealized gains of $423.8 million and operating expenses of $26.3 million.

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end of day NAV per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 6 within the financial statements in Item 8 for further information.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2017.

				For the Year Ended
				December 31, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$2,262,359,193	0.64%	$33,079,967	12

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2016.

				For the Year Ended
				December 31, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Commodity Index Tracking Fund	$2,557,464,539	0.99%	$58,717,883	5

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017 by market sector.

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or manmade disasters. The Managing Owner does not actively manage the Fund to avoid losses. The Fund only takes long positions in investments and does not employ “stop-loss” techniques.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

We, Daniel Draper, Principal Executive Officer, and Steven Hill, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). The assessment included an evaluation of the design of the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2017.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2017, as stated in their report on page 34 of the Fund’s Annual Report on Form 10-K.

By:	/S/ DANIEL DRAPER
Name:	Daniel Draper
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ STEVEN HILL
Name:	Steven Hill
Title:	Principal Financial and Accounting Officer, Investment Pools of the Managing Owner

February 27, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of PowerShares DB Commodity Index Tracking Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments of PowerShares DB Commodity Index Tracking Fund (the “Fund”) as of December 31, 2017 and December 31, 2016, and the related statements of income and expenses, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”).  We also have audited the Fund's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Fund's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on the Fund’s financial statements and on the Fund's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2018

We have served as the Fund’s auditor since 2013.

PowerShares DB Commodity Index Tracking Fund

Statements of Financial Condition

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016
Assets
United States Treasury Obligations, at value (cost $1,839,147,058 and $2,403,904,566, respectively)	$1,839,039,728	$2,403,838,023
Affiliated investments, at value (cost $317,993,905 and $131,029,805, respectively)	317,746,227	131,029,805
Other investments:
Variation margin receivable- Commodity Futures Contracts	10,995,195	454,471
LME Commodity Futures Contracts receivable	2,768,350	2,261,914
Unrealized appreciation on LME Commodity Futures Contracts	27,478,010	—
Net unrealized appreciation (depreciation) on Commodity Futures Contracts	—	16,601,502
Cash held by custodian	5,939,564	5,015,157
Receivable for:
Dividends from affiliates	93,516	42,071
Fund shares sold	59,885,426	—
Total assets	$2,263,946,016	$2,559,242,943
Liabilities
Payable for:
Management fees	$1,584,044	$1,773,390
Brokerage commissions and fees	2,779	5,014
Total liabilities	1,586,823	1,778,404
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	665	633
Shareholders' equity—Shares	2,262,358,528	2,557,463,906
Total shareholders' equity	2,262,359,193	2,557,464,539
Total liabilities and equity	$2,263,946,016	$2,559,242,943
General Shares outstanding	40	40
Shares outstanding	136,000,000	161,600,000

Net asset value per share	$16.63	$15.83

Market value per share	$16.62	$15.84

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2017

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 1.180% due January 4, 2018	13.30%	$300,981,124	$301,000,000
U.S. Treasury Bills, 1.245% due January 18, 2018	12.77	288,841,533	289,000,000
U.S. Treasury Bills, 1.285% due February 22, 2018	26.78	605,916,505	607,000,000
U.S. Treasury Bills, 1.285% due March 1, 2018(b)	24.53	554,864,604	556,000,000
U.S. Treasury Bills, 1.450% due June 7, 2018	3.91	88,435,962	89,000,000
Total United States Treasury Obligations (cost $1,839,147,058)	81.29%	$1,839,039,728
Affiliated Investments			Shares
Exchange-Traded Fund
PowerShares Treasury Collateral Portfolio (cost $249,990,226)(c)	11.04	249,742,548	2,372,400
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 1.15% (cost $68,003,679)(d)	3.00	68,003,679	68,003,679
Total Affiliated Investments (cost $317,993,905)	14.04%	$317,746,227
Total Investments in Securities (cost $2,157,140,963)	95.33%	$2,156,785,955

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $199,580,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2017.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	6,533	September - 2018	$122,412,087	$(7,940,794)	$(7,940,794)
CBOT Soybean	2,491	November - 2018	121,529,663	(1,887,221)	(1,887,221)
CBOT Wheat	5,355	July - 2018	121,357,688	(11,431,220)	(11,431,220)
COMEX Gold	1,374	August - 2018	181,835,160	9,038,964	9,038,964
COMEX Silver	509	December - 2018	44,463,695	57,475	57,475
ICE-UK Brent Crude	4,539	November - 2018	287,409,480	14,377,382	14,377,382
LME Aluminum	1,733	October - 2018	99,604,175	5,873,854	5,873,854
LME Copper	542	February - 2018	98,027,475	17,219,294	17,219,294
LME Zinc	1,177	January - 2019	94,748,500	4,384,862	4,384,862
NYB-ICE Sugar	7,357	September - 2018	125,327,966	(989,673)	(989,673)
NYMEX Natural Gas	4,163	April - 2018	114,107,830	(4,077,204)	(4,077,204)
NYMEX NY Harbor ULSD	3,478	May - 2018	288,967,543	56,451,379	56,451,379
NYMEX RBOB Gasoline	3,785	December - 2018	271,218,717	9,759,527	9,759,527
NYMEX WTI Crude	4,819	February - 2018	291,260,360	24,832,690	24,832,690
Total Commodity Futures Contracts				$115,669,315	$115,669,315

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

PowerShares DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Income
Interest Income	$14,035,908	$6,308,729	$715,663
Dividends from Affiliates	2,600,473	139,113	—
Total Income	16,636,381	6,447,842	715,663
Expenses
Management Fee	17,965,282	19,189,799	24,818,382
Brokerage Commissions and Fees	492,416	759,634	1,171,437
Interest Expense	68,451	141,261	277,439
Total Expenses	18,526,149	20,090,694	26,267,258
Less: Waivers	(432,451)	(68,552)	—
Net Expenses	18,093,698	20,022,142	26,267,258
Net Investment Income (Loss)	(1,457,317)	(13,574,300)	(25,551,595)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(44,293)	19,938	14,586
Commodity Futures Contracts	58,338,714	(72,730,527)	(1,272,167,944)
Net Realized Gain (Loss)	58,294,421	(72,710,589)	(1,272,153,358)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(40,787)	(56,173)	(53,402)
Affiliated Investments	(247,678)	—	—
Commodity Futures Contracts	14,636,898	452,312,410	423,877,671
Net Change in Unrealized Gain (Loss)	14,348,433	452,256,237	423,824,269
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	72,642,854	379,545,648	(848,329,089)
Net Income (Loss)	$71,185,537	$365,971,348	$(873,880,684)

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2017

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2016	40	$633	161,600,000	$2,557,463,906	$2,557,464,539
Purchases of Shares			43,600,000	701,045,632	701,045,632
Redemption of Shares			(69,200,000)	(1,067,336,515)	(1,067,336,515)
Net Increase (Decrease) due to Share Transactions			(25,600,000)	(366,290,883)	(366,290,883)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(1,457,316)	(1,457,317)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		26		58,294,395	58,294,421
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		7		14,348,426	14,348,433
Net Income (Loss)		32		71,185,505	71,185,537
Net Change in Shareholders' Equity	—	32	(25,600,000)	(295,105,378)	(295,105,346)
Balance at December 31, 2017	40	$665	136,000,000	$2,262,358,528	$2,262,359,193

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

PowerShares DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$71,185,537	$365,971,348	$(873,880,684)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(6,226,946,742)	(8,367,614,637)	(10,667,467,852)
Proceeds from securities sold and matured	6,805,695,866	7,906,957,513	12,810,168,648
Cost of affiliated investments purchased	(4,198,801,266)	(1,362,944,962)	—
Proceeds from affiliated investments sold	4,011,837,165	1,231,915,157	—
Net accretion of discount on United States Treasury Obligations	(14,035,908)	(6,308,729)	(715,663)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	44,293	(19,938)	(14,586)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(10,588,043)	(50,991,385)	(423,824,269)
Change in operating assets and liabilities:
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	—	(584,258,422)
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	—	267,424,485
Dividends from affiliates	(51,445)	(42,071)	—
Variation margin - Commodity Futures Contracts	(10,540,724)	16,211,441	(16,665,912)
LME Commodity Futures Contracts	(506,436)	(24,721,084)	12,568,839
Management fee	(189,346)	239,375	(1,508,466)
Brokerage commissions and fees	(2,235)	14	425
Net cash provided by (used for) operating activities	427,100,716	(291,347,958)	521,826,543
Cash flows from financing activities:
Proceeds from purchases of Shares	641,160,206	852,904,825	316,102,530
Redemption of Shares	(1,067,336,515)	(648,634,646)	(1,491,423,279)
Net cash provided by (used for) financing activities	(426,176,309)	204,270,179	(1,175,320,749)
Net change in cash	924,407	(87,077,779)	(653,494,206)
Cash at beginning of period	5,015,157	92,092,936	745,587,142(a)
Cash at end of period(b)	$5,939,564	$5,015,157	$92,092,936
Supplemental disclosure of cash flow information
Cash paid for interest	$68,451	$141,261	$277,439

(a)Cash at December 31, 2014 reflects cash held by the Predecessor Commodity Broker.

(b)Cash at December 31, 2017, 2016 and 2015 reflects cash held by the Custodian.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

PowerShares DB Commodity Index Tracking Fund

Notes to Financial Statements

December 31, 2017

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

Invesco PowerShares Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015 (the “Closing Date”). Prior to the Closing Date, a different company served the Fund in those capacities (the “Predecessor Managing Owner”). The Predecessor Managing Owner seeded the Fund with a capital contribution of $1,000 in exchange for 40 general shares (the “General Shares”) of the Fund. The General Shares were sold to the Managing Owner by the Predecessor Managing Owner pursuant to the terms of the asset purchase agreement entered into with DB US Financial Markets Holding Corporation. The fiscal year end of the Fund is December 31st.

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations, dividends from its holdings in money market mutual funds (affiliated or otherwise) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index. The Index is intended to reflect the change in market value of the commodity sector. The commodities comprising the Index are Light Sweet Crude Oil, Ultra Low Sulphur Diesel (also commonly known as Heating Oil), Aluminum, Gold, Corn, Wheat, Brent Crude Oil, Copper Grade A, Natural Gas, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”), Silver, Soybeans, Sugar and Zinc (each, an “Index Commodity,” and collectively, the “Index Commodities”).

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes.

The Commodity Futures Trading Commission (the “CFTC”) and certain futures exchanges impose position limits on futures contracts that reference Index Commodities (the “Index Contracts”). As the Fund approaches or reaches position limits with respect to an Index Commodity, the Fund may commence investing in Index Contracts that reference other Index Commodities. In those circumstances, the Fund may also trade in futures contracts based on commodities other than Index Commodities that the Managing Owner reasonably believes tend to exhibit trading prices that correlate with an Index Contract. In addition, the Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on an Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract.

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

This Annual Report (the “Report”) covers the years ended December 31, 2017, 2016 and 2015. The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

Note 2 - Summary of Significant Accounting Policies

A.  Basis of Presentation

The financial statements of the Fund have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

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

No distributions were paid for the years ended December 31, 2017, 2016 and 2015.

F.  Routine Operational, Administrative and Other Ordinary Expenses

Upon assuming the role of Managing Owner on the Closing Date, the Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund, including, but not limited to, computer services, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees and printing, mailing and duplication costs. Prior to that date, the Predecessor Managing Owner assumed all routine operational, administrative and other ordinary expenses of the Fund. The Fund does not reimburse the Managing Owner for the routine operational, administrative and other ordinary expenses of the Fund. Accordingly, such expenses are not reflected in the Statements of Income and Expenses of the Fund.

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2017, 2016 and 2015 the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and

Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $9.00, $9.00 and $9.00 per round-turn trade for the years ended December 31, 2017, 2016 and 2015 respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of December 31, 2017, the Fund had a receivable from the Commodity Broker of $2,768,350, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2016, the Fund had a receivable from the Commodity Broker of $2,261,914, related to net realized gains on LME contracts which have been closed out but for which the contract has not yet expired.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.85% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs indefinitely.

The Managing Owner waived fees of $432,451 and $68,552 for the years ended December 31, 2017 and 2016, respectively. The Managing Owner did not waive fees for the year ended December 31, 2015.

The Distributor

Effective June 20, 2016, Invesco Distributors, Inc. (the “Distributor”) became distributor and began providing certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Fund’s administrator, The Bank of New York Mellon with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials. Prior to June 20, 2016, ALPS Distributors, Inc. provided distribution services to the Fund.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2017 and 2016.

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

The brokerage agreement with the Commodity Broker provides for the net settlement of all financial instruments covered by the agreement in the event of default or termination of any one contract. The Managing Owner will utilize any excess cash held at the Commodity Broker to offset any realized losses incurred in the commodity futures contracts, if available. To the extent that any excess cash held at the Commodity Broker is not adequate to cover any realized losses, a portion of the United States Treasury Obligations and T-Bill ETFs, if any, on deposit with the Commodity Broker will be sold to make additional cash available. For financial reporting purposes, the Fund offsets financial assets and financial liabilities that are subject to legally enforceable netting arrangements.

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

The Fund's policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the years ended December 31, 2017 and 2016, there were no material transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,839,039,728	$—	$1,839,039,728
Exchange-Traded Fund	249,742,548	—	—	249,742,548
Money Market Mutual Fund	68,003,679	—	—	68,003,679
Total Investments in Securities	317,746,227	1,839,039,728	—	2,156,785,955
Other Investments - Assets(a)
Commodity Futures Contracts	141,995,427	—	—	141,995,427
Other Investments - Liabilities(a)
Commodity Futures Contracts	(26,326,112)	—	—	(26,326,112)
Total Other Investments	115,669,315	—	—	115,669,315
Total Investments	$433,415,542	$1,839,039,728	$—	$2,272,455,270

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$2,403,838,023	$—	$2,403,838,023
Money Market Mutual Fund	131,029,805	—	—	131,029,805
	131,029,805	2,403,838,023	—	2,534,867,828
Commodity Futures Contracts (a)	101,032,417	—	—	101,032,417
Total Investments	$232,062,222	$2,403,838,023	$—	$2,635,900,245

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2017		December 31, 2016
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$141,995,427	$(26,326,112)	$168,313,826	$(67,281,409)

(a)Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2017 and December 31, 2016 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$141,995,427	$(103,522,222)	$38,473,205	$—	$—	$38,473,205

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

(a)As of December 31, 2017 and December 31, 2016, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2017	2016	2015
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$58,338,714	$(72,730,527)	$(1,272,167,944)
	Net Change in Unrealized Gain (Loss)	14,636,898	452,312,410	423,877,671
Total		$72,975,612	$379,581,883	$(848,290,273)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2017	2016	2015
Average Notional Value	$2,145,863,842	$2,268,705,392	$2,992,534,225

Note 8 – Investments in Affiliates

The Fund's investment adviser also serves as the adviser for PowerShares Treasury Collateral Portfolio, and therefore, PowerShares Treasury Collateral Portfolio is considered to be affiliated with the Fund. The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the year ended December 31, 2017.

	Value 12/31/2016	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2017	Dividend Income
PowerShares Treasury Collateral Portfolio	$—	$249,990,226	$—	$(247,678)	$—	$249,742,548	$1,771,803

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

Note 10 - Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Fund. The Trust Agreement provides for the Fund to indemnify the Managing Owner and any affiliate of the Managing Owner that provides services to the Fund to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Managing Owner or such an affiliate. The Fund's maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2017, 2016 and 2015. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2017	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$15.83	$13.35	$18.40
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	0.81	2.57	(4.90)
Net investment income (loss) (a)	(0.01)	(0.09)	(0.15)
Net income (loss)	0.80	2.48	(5.05)
Net asset value per Share, end of period	$16.63	$15.83	$13.35
Market value per Share, beginning of period (b)	$15.84	$13.37	$18.45
Market value per Share, end of period (b)	$16.62	$15.84	$13.37

Ratio to average Net Assets
Net investment income (loss)	(0.07)%	(0.60)%	(0.88)%
Expenses, after waivers	0.86%	0.89%	0.90%
Expenses, prior to waivers	0.88%	0.89%	0.90%
Total Return, at net asset value (c)	5.05%	18.58%	(27.45)%
Total Return, at market value (c)	4.92%	18.47%	(27.53)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Daniel Draper, the Principal Executive Officer of the Managing Owner, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2017. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 33 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2017, as stated in their report on page 34 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2017, the current board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Daniel Draper	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
David Warren	Chief Administrative Officer, Board of Managers
Annette Lege	Principal
Steven Hill	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr	Board of Managers
Brian Hartigan	Global Head of ETF Investments

Invesco North American Holdings Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Draper, Warren and Zerr.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Daniel Draper (49) has been Chief Executive Officer of the Managing Owner since March 24, 2016. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Draper has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew SIF person status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Peter Hubbard (37) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of 8 portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 150 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

David Warren (60) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and also holds the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has been a Member of the Board of Managers and Chief Administrative Officer of the Managing Owner since January 2010, as well. In these capacities, Mr. Warren is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the risk management framework for the business units operating within the Americas division of Invesco Ltd. He obtained a Bachelor’s Degree in Commerce from the University of Toronto as both a CA and CPA, and is a member of the Chartered Professional Accountants of Canada. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

Annette Lege (48) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisors, Inc. on March 22, 2017.

Steven Hill (53) has been Principal Financial and Accounting Officer, Investment Pools for the Managing Owner since December 2012, and was Head of Global ETF Operations from September 2011 to December 2012. As Principal Financial and Accounting Officer, Investment Pools, he has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of, the Invesco Funds, including the Fund. As Head of Global ETF Operations he had management responsibilities with regard to the general operations of the Managing Owner. From October 2010 to August 2011, he was Senior Managing Director and Chief Financial Officer of Destra Capital Management LLC and its subsidiaries, or Destra, an asset management firm, and was responsible for managing financial and administrative activities as well as financial reporting for Destra and investment funds sponsored by Destra. Previously, he was Senior Managing Director of Claymore Securities, Inc., or Claymore, from December 2003 to October 2010, and was responsible for managing financial and administrative oversight for investment funds sponsored by Claymore. Claymore, now known as Guggenheim Funds Distributors, Inc., is a registered broker-dealer that distributes investment funds. Mr. Hill earned a BS in Accounting from North Central College, Naperville, IL. Mr. Hill was listed as a principal of the Managing Owner on February 12, 2015.

Melanie H. Zimdars (41) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of PowerShares Exchange-Traded Fund Trust, PowerShares Exchange-Traded Fund Trust II, PowerShares India Exchange-Traded Fund Trust, PowerShares Actively Managed Exchange-Traded Fund Trust and PowerShares Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (55) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr is also Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, since March 2006, where he is responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Brian Hartigan (39) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts.  In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University.  He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal of the Managing Owner on February 21, 2018.

Code of Ethics

The Fund has no officers or employees and is managed by Invesco PowerShares Capital Management LLC. Invesco PowerShares Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors and was managed by the Predecessor Managing Owner from inception up to and excluding the Closing Date. None of the directors or officers of the Predecessor Managing Owner received compensation from the Fund. The Managing Owner receives a monthly Management Fee of 1/12th of 0.85% per annum of the daily NAV of the Fund at the end of each month. From inception up to and excluding the Closing Date, all Management Fees were paid to the Predecessor

Managing Owner. Since the Closing Date, the Managing Owner has served as managing owner of the Fund and all Management Fee accruals since the Closing Date have been paid to the Managing Owner.

In addition, from inception up to and excluding the Closing Date, all commission payments were paid to Deutsche Bank Securities Inc. (the “Predecessor Commodity Broker”). Since the Closing Date, the Commodity Broker has served as the Fund’s futures clearing broker and all commission payment accruals since the Closing Date have been paid to the Commodity Broker.

For the year ended December 31, 2017, the Fund has incurred Management Fees of $17,965,282 of which $16,381,238 had been paid at December 31, 2017. Management Fees of $1,584,044 were unpaid at December 31, 2017 and are reported as a liability on the Statement of Financial Condition.

For the year ended December 31, 2017, the Fund has incurred brokerage commissions of $492,416 of which $489,637 had been paid at December 31, 2017. Brokerage commissions of $2,779 were unpaid at December 31, 2017 and are reported as a liability on the Statement of Financial Condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Shares as of December 31, 2017, as known by management. No person is known by us to own beneficially more than 5% of the outstanding Shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2017 and 2016.

	Fiscal Years Ended December 31,
	2017	2016
Audit Fees	$86,034	$82,800
Audit-Related Fees	—	—
Tax Fees (1)	1,353,816	1,340,627
All Other Fees	—	—
Total	$1,439,850	$1,423,427

(1)	Tax Fees for the years end December 31, 2017 and 2016 include fees billed for preparing tax forms.

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

(a)(1) Financial Statements

See financial statements commencing on page 32 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]
4.2	Form of Participant Agreement [3]

10.1	Form of Escrow Agreement [4]

10.2	Form of Customer Agreement [5]

10.3	Form of Administration Agreement [6]

10.4	Form of Global Custody Agreement [6]

10.5	Form of Transfer Agency and Service Agreement [6]

10.6	Distribution Services Agreement [5]

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Commodity Index Tracking Fund— December 31, 2017 and December 31, 2016, (ii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2017, (iii) the Schedule of Investments of PowerShares DB Commodity Index Tracking Fund—December 31, 2016, (iv) the Statements of Income and Expenses of PowerShares DB Commodity Index Tracking Fund—Years Ended December 31, 2017, 2016 and 2015, (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2017, (vi) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund—Year Ended December 31, 2016, (vii) the Statement of Changes in Shareholders’ Equity of PowerShares DB Commodity Index Tracking Fund— Year Ended December 31, 2015, (viii) the Statements of Cash Flows of PowerShares DB Commodity Index Tracking Fund—Years Ended December 31, 2017, 2016 and 2015, (ix) Notes to Financial Statements of PowerShares DB Commodity Index Tracking Fund.

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to a Registration Statement on Form S-1 on September 13, 2005 and incorporated herein by reference.
4	Previously filed as an exhibit to Pre-Effective Amendment No. 5 to a Registration Statement on Form S-1 on December 21, 2005 and incorporated herein by reference.
5	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.
6	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on August 5, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Commodity Index Tracking Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: February 27, 2018		By:	/S/ STEVEN HILL
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools