Form 10-Q
period 2018-06-30
Invesco DB Commodity Index Tracking Fund
filed 2018-08-08
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-32726

INVESCO DB COMMODITY INDEX TRACKING FUND

(Exact name of Registrant as specified in its charter)

Delaware	32-6042243
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Invesco Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois	60515
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of outstanding Shares as of June 30, 2018: 170,400,000 Shares.

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2018 and December 31, 2017

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
United States Treasury Obligations, at value (cost $2,608,928,624 and $1,839,147,058, respectively)	$2,609,081,256	$1,839,039,728
Affiliated investments, at value (cost $398,162,297 and $317,993,905, respectively)	399,907,435	317,746,227
Other investments:
Variation margin receivable- Commodity Futures Contracts	31,478,278	10,995,195
LME Commodity Futures Contracts receivable	—	2,768,350
Unrealized appreciation on LME Commodity Futures Contracts	—	27,478,010
Cash held by custodian	—	5,939,564
Receivable for:
Dividends from affiliates	222,511	93,516
Fund shares sold	—	59,885,426
Total assets	$3,040,689,480	$2,263,946,016
Liabilities
Other investments:
LME Commodity Futures Contracts payable	$499,244	$—
Unrealized depreciation on LME Commodity Futures Contracts	23,106,690	—
Payable for:
Management fees	2,203,519	1,584,044
Brokerage commissions and fees	—	2,779
Total liabilities	25,809,453	1,586,823
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	708	665
Shareholders' equity—Shares	3,014,879,319	2,262,358,528
Total shareholders' equity	3,014,880,027	2,262,359,193
Total liabilities and equity	$3,040,689,480	$2,263,946,016
General Shares outstanding	40	40
Shares outstanding	170,400,000	136,000,000

Net asset value per share	$17.69	$16.63

Market value per share	$17.67	$16.62

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

June 30, 2018

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 1.780% due July 5, 2018	9.12%	$274,962,072	$275,000,000
U.S. Treasury Bills, 1.860% due August 2, 2018	29.11	877,634,069	879,000,000
U.S. Treasury Bills, 1.895% due August 30, 2018	23.48	707,841,501	710,000,000
U.S. Treasury Bills, 2.000% due November 8, 2018 (b)	24.83	748,643,614	754,000,000
Total United States Treasury Obligations (cost $2,608,928,624)	86.54%	$2,609,081,256
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $249,990,226)(c)	8.35%	$251,735,364	2,372,400
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 1.78% (cost $148,172,071)(d)	4.91	148,172,071	148,172,071
Total Affiliated Investments (cost $398,162,297)	13.26%	$399,907,435
Total Investments in Securities (cost $3,007,090,921)	99.80%	$3,008,988,691

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $241,771,150 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of June 30, 2018.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	8,209	September - 2018	$147,556,775	$(14,970,297)	$(14,970,297)
CBOT Soybean	3,132	November - 2018	137,808,000	(19,135,916)	(19,135,916)
CBOT Wheat	5,906	July - 2019	161,972,050	(12,160,023)	(12,160,023)
COMEX Gold	1,728	August - 2018	216,777,600	(5,809,357)	(5,809,357)
COMEX Silver	641	December - 2018	52,292,780	(3,395,689)	(3,395,689)
ICE-UK Brent Crude	5,708	November - 2018	443,511,600	84,614,703	84,614,703
LME Aluminum	2,177	October - 2018	116,197,375	(3,222,502)	(3,222,502)
LME Copper	672	February - 2019	111,753,600	(8,692,013)	(8,692,013)
LME Zinc	1,481	January - 2019	104,965,875	(11,192,175)	(11,192,175)
NYB-ICE Sugar	9,250	September - 2018	126,910,000	(24,546,197)	(24,546,197)
NYMEX Natural Gas	5,343	April - 2019	140,841,480	291,331	291,331
NYMEX NY Harbor ULSD	4,490	May - 2019	413,537,082	17,861,488	17,861,488
NYMEX RBOB Gasoline	4,757	December - 2018	393,334,448	54,244,722	54,244,722
NYMEX WTI Crude	6,618	February - 2019	447,112,080	58,705,637	58,705,637
Total Commodity Futures Contracts				$112,593,712	$112,593,712

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

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

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	6,533	September - 2018	$122,412,087	$(7,940,794)	$(7,940,794)
CBOT Soybean	2,491	November - 2018	121,529,663	(1,887,221)	(1,887,221)
CBOT Wheat	5,355	July - 2018	121,357,688	(11,431,220)	(11,431,220)
COMEX Gold	1,374	August - 2018	181,835,160	9,038,964	9,038,964
COMEX Silver	509	December - 2018	44,463,695	57,475	57,475
ICE-UK Brent Crude Oil	4,539	November - 2018	287,409,480	14,377,382	14,377,382
LME Aluminum	1,733	October - 2018	99,604,175	5,873,854	5,873,854
LME Copper	542	February - 2018	98,027,475	17,219,294	17,219,294
LME Zinc	1,177	January - 2019	94,748,500	4,384,862	4,384,862
NYB-ICE Sugar	7,357	September - 2018	125,327,966	(989,673)	(989,673)
NYMEX Natural Gas	4,163	April - 2018	114,107,830	(4,077,204)	(4,077,204)
NYMEX NY Harbor ULSD	3,478	May - 2018	288,967,543	56,451,379	56,451,379
NYMEX RBOB Gasoline	3,785	December - 2018	271,218,717	9,759,527	9,759,527
NYMEX WTI Crude	4,819	February - 2018	291,260,360	24,832,690	24,832,690
Total Commodity Futures Contracts				$115,669,315	$115,669,315

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income
Interest Income	$11,447,257	$2,898,602	$19,033,572	$5,478,768
Dividends from Affiliates	658,916	142,474	1,085,554	284,273
Total Income	12,106,173	3,041,076	20,119,126	5,763,041
Expenses
Management Fees	6,497,528	4,191,521	11,799,463	9,353,258
Brokerage Commissions and Fees	59,508	74,661	245,498	166,944
Interest Expense	11,459	34,884	18,237	62,945
Total Expenses	6,568,495	4,301,066	12,063,198	9,583,147
Less: Waivers	(107,259)	(135,535)	(219,832)	(229,185)
Net Expenses	6,461,236	4,165,531	11,843,366	9,353,962
Net Investment Income (Loss)	5,644,937	(1,124,455)	8,275,760	(3,590,921)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(9,993)	(12,675)	(5,564)	(42,339)
Commodity Futures Contracts	91,323,528	(63,372,537)	149,343,521	(1,182,345)
Net Realized Gain (Loss)	91,313,535	(63,385,212)	149,337,957	(1,224,684)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	603,611	266,321	259,962	150,092
Affiliated Investments	1,020,132	450,756	1,992,816	535,214
Commodity Futures Contracts	17,443,048	(42,197,634)	(3,075,603)	(201,066,322)
Net Change in Unrealized Gain (Loss)	19,066,791	(41,480,557)	(822,825)	(200,381,016)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	110,380,326	(104,865,769)	148,515,132	(201,605,700)
Net Income (Loss)	$116,025,263	$(105,990,224)	$156,790,892	$(205,196,621)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2018

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2018	40	$678	162,800,000	$2,759,008,634	$2,759,009,312
Purchases of Shares			22,800,000	404,777,538	404,777,538
Redemption of Shares			(15,200,000)	(264,932,086)	(264,932,086)
Net Increase (Decrease) due to Share Transactions			7,600,000	139,845,452	139,845,452
Net Income (Loss)
Net Investment Income (Loss)		1		5,644,936	5,644,937
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		23		91,313,512	91,313,535
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		6		19,066,785	19,066,791
Net Income (Loss)		30		116,025,233	116,025,263
Net Change in Shareholders' Equity	—	30	7,600,000	255,870,685	255,870,715
Balance at June 30, 2018	40	$708	170,400,000	$3,014,879,319	$3,014,880,027

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

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

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2017	40	$665	136,000,000	$2,262,358,528	$2,262,359,193
Purchases of Shares			61,800,000	1,064,372,838	1,064,372,838
Redemption of Shares			(27,400,000)	(468,642,896)	(468,642,896)
Net Increase (Decrease) due to Share Transactions			34,400,000	595,729,942	595,729,942
Net Income (Loss)
Net Investment Income (Loss)		2		8,275,758	8,275,760
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		41		149,337,916	149,337,957
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		(822,825)	(822,825)
Net Income (Loss)		43		156,790,849	156,790,892
Net Change in Shareholders' Equity	—	43	34,400,000	752,520,791	752,520,834
Balance at June 30, 2018	40	$708	170,400,000	$3,014,879,319	$3,014,880,027

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2017

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2017	40	$633	161,600,000	$2,557,463,906	$2,557,464,539
Purchases of Shares			9,000,000	142,251,533	142,251,533
Redemption of Shares			(47,000,000)	(708,495,377)	(708,495,377)
Net Increase (Decrease) due to Share Transactions			(38,000,000)	(566,243,844)	(566,243,844)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(3,590,920)	(3,590,921)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		(1,224,684)	(1,224,684)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(54)		(200,380,962)	(200,381,016)
Net Income (Loss)		(55)		(205,196,566)	(205,196,621)
Net Change in Shareholders' Equity	—	(55)	(38,000,000)	(771,440,410)	(771,440,465)
Balance at June 30, 2017	40	$578	123,600,000	$1,786,023,496	$1,786,024,074

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$156,790,892	$(205,196,621)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(4,070,548,698)	(2,800,286,118)
Proceeds from securities sold and matured	3,319,795,140	3,837,775,414
Cost of affiliated investments purchased	(1,696,531,792)	(1,908,713,427)
Proceeds from affiliated investments sold	1,616,363,400	1,693,717,967
Net accretion of discount on United States Treasury Obligations	(19,033,572)	(5,478,768)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	5,564	42,339
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	48,331,922	(5,256,107)
Change in operating assets and liabilities:
Dividends from affiliates	(128,995)	(7,443)
Variation margin - Commodity Futures Contracts	(20,483,083)	(30,793,505)
LME Commodity Futures Contracts	3,267,594	(4,803,422)
Management fees	619,475	(571,179)
Brokerage commissions and fees	(2,779)	(1,979)
Net cash provided by (used for) operating activities	(661,554,932)	570,427,151
Cash flows from financing activities:
Proceeds from purchases of Shares	1,124,258,264	142,251,533
Redemption of Shares	(468,642,896)	(708,495,377)
Net cash provided by (used for) financing activities	655,615,368	(566,243,844)
Net change in cash	(5,939,564)	4,183,307
Cash at beginning of period	5,939,564	5,015,157
Cash at end of period	$—	$9,198,464
Supplemental disclosure of cash flow information
Cash paid for interest	$18,237	$62,945

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2018

Note 1 - Organization

Invesco DB Commodity Index Tracking Fund (the “Fund”) was formed as a Delaware statutory trust on May 23, 2005. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

Invesco Capital Management LLC (“Invesco”) has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2018 and 2017. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 28, 2018.

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

Securities for which market quotations are not readily available or become unreliable are valued at fair value as determined in good faith following procedures approved by the Managing Owner. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of a security’s fair value.

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

No distributions were paid for the three and six months ended June 30, 2018 and 2017.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2018 and 2017, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $9.00 and $9.00 per round-turn trade during the three and six months ended June 30, 2018 and 2017, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2018, the Fund had a payable to the Commodity Broker of $499,244, related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2017, the Fund had a receivable from the Commodity Broker of 2,768,350, related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

Note 3 - Financial Instrument Risk

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss in excess of the amounts shown on the Statements of Financial Condition. The financial instruments used by the Fund are commodity futures contracts, the values of which are based upon an underlying asset and generally represent future commitments that have a reasonable possibility of being settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.85% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive indefinitely the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs. The Managing Owner may terminate this fee waiver on 60 days notice.

The Managing Owner waived fees of $107,259 and $219,832 for the three and six months ended June 30, 2018, respectively. The Managing Owner waived fees of $135,535 and $ 229,185 for the three and six months ended June 30, 2017, respectively.

The Distributor

Invesco Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement among the Managing Owner, the Fund and the Distributor, the Distributor assists the Managing Owner and the Fund’s administrator, The Bank of New York Mellon, with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption records; fund accounting records; ledgers with respect to assets, liabilities, capital, income and expenses; the registrar, transfer journals and related details; and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator fees for its services out of the Management Fee.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2018 and December 31, 2017.

The Fund may deposit cash, United States Treasury Obligations, T-Bill ETFs and money market mutual funds with the Commodity Broker as margin, to the extent permissible under CFTC rules. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations with the Commodity Broker. The Fund transfers cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.

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

The Fund's policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the six months ended June 30, 2018 and the year ended December 31, 2017, there were no transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$2,609,081,256	$—	$2,609,081,256
Exchange-Traded Fund	251,735,364	—	—	251,735,364
Money Market Mutual Fund	148,172,071	—	—	148,172,071
Total Investments in Securities	399,907,435	2,609,081,256	—	3,008,988,691
Other Investments—Assets(a)
Commodity Futures Contracts	215,717,881	—	—	215,717,881
Other Investments—Liabilities(a)
Commodity Futures Contracts	(103,124,169)	—	—	(103,124,169)
Total Other Investments	112,593,712	—	—	112,593,712
Total Investments	$512,501,147	$2,609,081,256	$—	$3,121,582,403

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,839,039,728	$—	$1,839,039,728
Exchange-Traded Fund	249,742,548	—	—	249,742,548
Money Market Mutual Fund	68,003,679	—	—	68,003,679
Total Investments in Securities	317,746,227	1,839,039,728	—	2,156,785,955
Other Investments—Assets(a)
Commodity Futures Contracts	141,995,427	—	—	141,995,427
Other Investments—Liabilities(a)
Commodity Futures Contracts	(26,326,112)	—	—	(26,326,112)
Total Other Investments	115,669,315	—	—	115,669,315
Total Investments	$433,415,542	$1,839,039,728	$—	$2,272,455,270

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2018		December 31, 2017
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$215,717,881	$(103,124,169)	$141,995,427	$(26,326,112)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2018 and December 31, 2017 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$215,717,881	$(207,346,293)	$8,371,588	$—	$—	$8,371,588

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$141,995,427	$(103,522,222)	$38,473,205	$—	$—	$38,473,205

(a)	As of June 30, 2018 and December 31, 2017, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2018	2017
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$91,323,528	$(63,372,537)
	Net Change in Unrealized Gain (Loss)	17,443,048	(42,197,634)
Total		$108,766,576	$(105,570,171)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2018	2017
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$149,343,521	$(1,182,345)
	Net Change in Unrealized Gain (Loss)	(3,075,603)	(201,066,322)
Total		$146,267,918	$(202,248,667)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Average Notional Value	$3,004,408,955	$1,998,989,924	$2,766,163,264	$2,228,834,272

Note 8 – Investments in Affiliates

The Fund's investment adviser also serves as the adviser for Invesco Treasury Collateral ETF, and therefore, Invesco Treasury Collateral ETF is considered to be affiliated with the Fund. The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three and six months ended June 30, 2018.

	Value 03/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2018	Dividend Income
Invesco Treasury Collateral ETF	$250,715,232	$—	$—	$1,020,132	$—	$251,735,364	$—

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2018	Dividend Income
Invesco Treasury Collateral ETF	$249,742,548	$—	$—	$1,992,816	$—	$251,735,364	$—

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three and six months ended June 30, 2017.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2018 and 2017. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Asset Value
Net asset value per Share, beginning of period	$16.95	$15.22	$16.63	$15.83
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	0.71	(0.77)	1.01	(1.36)
Net investment income (loss) (a)	0.03	—	0.05	(0.02)
Net income (loss)	0.74	(0.77)	1.06	(1.38)
Net asset value per Share, end of period	$17.69	$14.45	$17.69	$14.45
Market value per Share, beginning of period (b)	$16.98	$15.23	$16.62	$15.84
Market value per Share, end of period (b)	$17.67	$14.47	$17.67	$14.47

Ratio to average Net Assets (c)
Net investment income (loss)	0.74%	(0.23)%	0.60%	(0.33)%
Expenses, after waivers	0.85%	0.84%	0.85%	0.85%
Expenses, prior to waivers	0.86%	0.87%	0.87%	0.87%
Total Return, at net asset value (d)	4.37%	(5.06)%	6.37%	(8.72)%
Total Return, at market value (d)	4.06%	(4.99)%	6.32%	(8.65)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect our current views with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of our control. Invesco DB Commodity Index Tracking Fund’s (the “Fund”) forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, and in the broader economy may cause our actual results to differ materially from those expressed in our forward-looking statements.

You should not place undue reliance on any forward-looking statements. Any forward-looking statement in this report is based only on information currently available to us and speaks only as of the date on which it is made. Except as expressly required by the Federal securities laws, Invesco Capital Management LLC (“Invesco”), undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

Invesco has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015. The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (“NFA”).

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

NEITHER DEUTSCHE BANK NOR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE INDEX, WARRANTS OR GUARANTEES THE ACCURACY AND/OR THE COMPLETENESS OF THE INDEX OR ANY DATA INCLUDED THEREIN AND SHALL HAVE NO LIABILITY FOR ANY ERRORS, OMISSIONS, OR INTERRUPTIONS THEREIN. NEITHER DEUTSCHE BANK NOR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE INDEX, MAKES ANY WARRANTY, EXPRESS OR IMPLIED, AS TO RESULTS TO BE OBTAINED BY INVESCO CAPITAL MANAGEMENT LLC FROM THE USE OF THE INDEX OR ANY DATA INCLUDED THEREIN. NEITHER DEUTSCHE BANK NOR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE INDEX, MAKES ANY EXPRESS OR IMPLIED WARRANTIES, AND EXPRESSLY DISCLAIMS ALL WARRANTIES, OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE OR USE WITH RESPECT TO THE INDEX OR ANY DATA INCLUDED THEREIN. WITHOUT LIMITING ANY OF THE FOREGOING, IN NO EVENT SHALL DEUTSCHE BANK OR ANY OTHER PARTY INVOLVED IN, OR RELATED TO, MAKING OR COMPILING THE INDEX HAVE ANY LIABILITY FOR DIRECT, INDIRECT, PUNITIVE, SPECIAL, CONSEQUENTIAL OR ANY OTHER DAMAGES OR LOSSES (INCLUDING LOST PROFITS), EVEN IF NOTIFIED OF THE POSSIBILITY THEREOF. EXCEPT AS EXPRESSLY PROVIDED TO THE CONTRARY, THERE ARE NO THIRD PARTY BENEFICIARIES OF ANY AGREEMENTS OR ARRANGEMENTS BETWEEN DEUTSCHE BANK AND INVESCO CAPITAL MANAGEMENT LLC.

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of June 30, 2018:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	14.84%
Ultra Low Sulphur Diesel	13.72
RBOB Gasoline	13.05
Natural Gas	4.67
Brent Crude Oil	14.71
Gold	7.19
Silver	1.73
Aluminum	3.85
Zinc	3.48
Copper Grade A	3.71
Corn	4.90
Wheat	5.37
Soybeans	4.57
Sugar	4.21
Closing Level as of June 30, 2018:	100.00%

Please see http://www.invesco.com/ETFs with respect to the most recently available weighted composition of the Fund and the composition of the Index.

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, is designed to disperse and mitigate the credit risk posed by any one member. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading.

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

As of the date of this Report, each of BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities, LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co. and Goldman Sachs Execution & Clearing, L.P., Interactive Brokers LLC, Jefferies LLC, J.P. Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities

International Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, Timber Hill LLC, UBS Securities LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $(661.6) million and $570.4 million for the six months ended June 30, 2018 and 2017, respectively.

These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the six months ended June 30, 2018, $4,070.5 million was paid to purchase United States Treasury Obligations and $3,319.8 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2017, $2,800.3 million was paid to purchase United States Treasury Obligations and $3,837.8 million was received from sales and maturing United States Treasury Obligations. $1,616.4 million was received from sales of affiliated investments and $1,696.5 million was paid to purchase affiliated investments during the six months ended June 30, 2018. $1,693.7 million was received from sales of affiliated investments and $1,908.7 million was paid to purchase affiliated investments during the six months ended June 30, 2017. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) Net cash provided by (used for) operating activities by $48.3 million and $(5.3) million during the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $655.6 million and $(566.2) million during the six months ended June 30, 2018 and 2017, respectively. This included $1,124.3 million and $142.3 million from Shares purchased by Authorized Participants and $468.6 million and $708.5 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2018 and 2017, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Diversified Comm Index ER”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the levels of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income, if any, from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE. INSERT GRAPH

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2018 and 2017. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the three and six months ended June 30, 2018 and 2017” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2018 and 2017

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2018	2017	2018	2017
DB Light Crude Oil Indices	12.22%	(8.22)%	23.10%	(16.45)%
DB Ultra Low Sulphur Diesel Indices	12.07	(7.84)	14.83	(16.58)
DB Aluminum Indices	6.22	(2.20)	(6.34)	13.12
DB Gold Indices	(5.48)	(0.75)	(4.39)	7.50
DB Corn Indices	(10.44)	0.69	(3.25)	3.01
DB Wheat Indices	3.17	11.55	7.06	12.93
DB RBOB Gasoline Indices	11.73	(5.98)	16.38	(14.67)
DB Natural Gas Indices	(1.17)	(8.44)	(1.07)	(14.35)
DB Silver Indices	(1.23)	(9.35)	(5.81)	3.36
DB Zinc Indices	(12.19)	(0.39)	(11.20)	7.95
DB Copper Grade A Indices	(1.62)	1.99	(8.57)	7.86
DB Soybeans Indices	(15.62)	0.30	(9.07)	(3.13)
DB Sugar Indices	(4.38)	(19.10)	(18.77)	(25.67)
DB Brent Crude Oil Indices	17.75	(8.27)	23.76	(15.25)
AGGREGATE RETURNS	4.63%	(4.84)%	6.89%	(8.24)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017

Fund Share Price Performance

For the three months ended June 30, 2018, the NYSE Arca market value of each Share increased 4.06% from $16.98 per Share to $17.67 per Share. The Share price low and high for the three months ended June 30, 2018 and related change from the Share price on March 31, 2018 was as follows: Shares traded at a low of $16.73 per Share (-1.47%) on April 6, 2018, and a high of $18.40 per Share (+8.37%) on May 23, 2018.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2018, the NAV of each Share increased 4.37% from $16.95 per Share to $17.69 per Share. Rising commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Wheat, RBOB Gasoline and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Gold, Corn, Natural Gas, Silver, Zinc, Copper Grade A, Soybeans and Sugar during the three months ended June 30, 2018, contributing to an overall 4.15% increase in the level of the Index and to a 4.63% increase in the level of the DBIQ–OY Diversified TR™.

Net income (loss) for the three months ended June 30, 2018 was $116.0 million, primarily resulting from $12.1 million of income, net realized gain (loss) of $91.3 million, net change in unrealized gain (loss) of $19.1 million and operating expenses of $6.5 million.

For the three months ended June 30, 2017, the NAV of each Share decreased 5.06% from $15.22 per Share to $14.45 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, RBOB Gasoline, Natural Gas, Silver, Zinc, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Corn, Wheat, Copper Grade A and Soybeans during the three months ended June 30, 2017, contributing to an overall 5.06% decrease in the level of the Index and to a 4.84% decrease in the level of the DBIQ–OY Diversified TR™.

Net income (loss) for the three months ended June 30, 2017 was $(106.0) million, primarily resulting from $3.0 million of income, net realized gain (loss) of $(63.4) million, net change in unrealized gain (loss) of $(41.5) million and operating expenses of $4.1 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017

Fund Share Price Performance

For the six months ended June 30, 2018, the NYSE Arca market value of each Share increased 6.32% from $16.62 per Share to $17.67 per Share. The Share price low and high for the six months ended June 30, 2018 and related change from the Share price on December 31, 2017 was as follows: Shares traded at a low of $16.14 per Share (-2.89%) on February 9, 2018, and a high of $18.40 per Share (+10.71%) on May 23, 2018.

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

Fund Share Net Asset Performance

For the six months ended June 30, 2018, the NAV of each Share increased 6.37% from $16.63 per Share to $17.69 per Share. Rising commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Wheat, RBOB Gasoline and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Aluminum, Gold, Corn, Natural Gas, Silver, Zinc, Copper Grade A, Soybeans and Sugar during the six months ended June 30, 2018, contributing to an overall 5.98% increase in the level of the Index and to a 6.89% increase in the level of the DBIQ–OY Diversified TR™.

Net income (loss) for the six months ended June 30, 2018 was $156.8 million, primarily resulting from $20.1 million of income, net realized gain (loss) of $149.3 million, net change in unrealized gain (loss) of $(0.8) million and operating expenses of $11.8 million.

For the six months ended June 30, 2017, the NAV of each Share decreased 8.72% from $15.83 per Share to $14.45 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, RBOB Gasoline, Natural Gas, Soybeans, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Aluminum, Gold, Corn, Wheat, Silver, Zinc and Copper Grade A during the Six Months Ended June 30, 2017, contributing to an overall 8.58% decrease in the level of the Index and to a 8.24% decrease in the level of the DBIQ–OY Diversified TR™.

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

Off-Balance Sheet Arrangements and Contractual Obligations

In the normal course of its business, the Fund is a party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, the values of which are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position. The Managing Owner expects the risk of loss relating to indemnification to be remote.

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs and trading activity will not be known until a future date. These agreements are effective for one-year terms, renewable automatically for additional one-year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2018.

				For the Six Months Ended
				June 30, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$3,014,880,027	0.62%	$43,679,085	4

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2017.

				For the Year Ended
				December 31, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,262,359,193	0.64%	$33,079,967	12

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

The following qualitative disclosures regarding the Fund’s market risk exposures—except for those disclosures that are statements of historical fact—constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. The Fund’s current market exposure may change materially. Investors may lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2018 by market sector:

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

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

Under ordinary circumstances, the Managing Owner’s exercise of discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s use of its discretionary powers may increase. These special circumstances, for example, include the unavailability of the Index or certain natural or manmade disasters. The Managing Owner does not actively manage the Fund to avoid losses. The Fund only takes long positions in investments and does not employ “stop-loss” techniques.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.Risk Factors.

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

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receive a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Fund as well as all registered investment companies advised by the Managing Owner and its affiliates, including other subsidiaries of the Managing Owner’s parent company, Invesco Ltd. (collectively, the “Invesco Fund Complex”). PricewaterhouseCoopers LLP informed the Fund it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On May 2, 2018, the SEC proposed amendments to the Loan Rule that, if adopted as proposed, would address many of the issues that led to issuance of the no-action letter. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Fund’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Funds relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Fund’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. The SEC no-action relief was initially set to expire eighteen (18) months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of any amendments to the Loan Rule designed to address the concerns expressed in the letter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2018:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2018 to April 30, 2018	800,000	$17.24
May 1, 2018 to May 31, 2018	—	$—
June 1, 2018 to June 30, 2018	14,400,000	$17.44
Total	15,200,000	$17.43
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – June 30, 2018 and December 31, 2017 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - June 30, 2018 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - December 31, 2017 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2018 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund- For the Three Months Ended June 30, 2017 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2018 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund- For the Six Months Ended June 30, 2017 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2018 and 2017 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund– June 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: August 7, 2018		By:	/S/ STEVEN HILL
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools