Form 10-K
period 2018-12-31
Invesco DB Commodity Index Tracking Fund
filed 2019-02-28
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: $3,010,968,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2019: 130,800,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, and in the broader economy may cause actual results to differ materially from those expressed by such forward-looking statements.  These forward-looking statements are subject to a number of risks, uncertainties and other factors including, but not limited to, those described in this Report, including in Part I, Item 1A. “Risk Factors” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” (“MD&A”), and other Securities and Exchange Commission (“SEC”) filings by the Fund that could cause the actual results, performance, prospects or opportunities of the Fund to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Fund and Managing Owner undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

ii

PART I

ITEM 1.	BUSINESS

Introduction

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares (“Basket”). The Fund commenced investment operations on January 31, 2006. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 3, 2006 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

Index Description

The Managing Owner pays Deutsche Investment Management Americas Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the management fee paid to the Managing Owner (“Management Fee”) and are not charged to or reimbursed by the Fund.

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

The Index Sponsor may from time-to-time subcontract the provision of the calculation and other services described below to one or more third parties.

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

The Index is rebalanced annually in November to ensure that each of the Index Commodities is weighted in the same proportion that such Index Commodities were weighted on September 3, 1997. The composition of the Index may be adjusted in the event that the Index Sponsor is not able to calculate the closing prices of the Index Commodities.

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of December 31, 2018:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	10.49%
Ultra Low Sulphur Diesel	11.01
RBOB Gasoline	11.04
Natural Gas	6.17
Brent Crude Oil	10.91
Gold	9.45
Silver	2.43
Aluminum	4.40
Zinc	4.67
Copper Grade A	4.59
Corn	6.27
Wheat	6.14
Soybeans	6.42
Sugar	6.01
Closing Level as of December 31, 2018:	100.00%

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

The market condition in which the Index is designed to maximize the effect of positive roll yield when entering into new futures contracts is called backwardation. Backwardation exists when prices are higher for contracts with shorter-term expirations than those with longer-term expirations, a condition that is typically associated with commodities that are consumed quickly instead of being put in storage. Rolling in a backwardated market will tend to enhance returns from futures trading. The market condition in which the Index is designed to mitigate the effect of negative roll yield when entering into new futures contracts is called contango. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. Returns from futures trading are called excess return, which is the combined return based on the spot prices of Index Commodities and the roll yield from trading futures contracts on Index Commodities.

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

The Managing Owner’s main business offices are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515, and its telephone number is (800) 983-0903.

The Fund pays the Managing Owner the Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of the daily net asset value (“NAV”) of the Fund.

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

Pursuant to the Trust Agreement, the Fund will indemnify the Managing Owner against any losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by it in connection with its activities on behalf of the Fund, except for any expenses resulting from gross negligence or willful misconduct.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $9.00, $9.00 and $9.00 per round-turn trade1 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Distribution Services Agreement is terminable without penalty on sixty days written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Pursuant to the Distribution Services Agreement, the Fund will indemnify and hold harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the Securities Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted a material fact required to be stated or necessary in order to make the statements therein not misleading under the Securities Act or any other statute or the common law.

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

The Commodity Exchange Act requires all “futures commission merchants,” such as the Commodity Broker, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.

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

Employees

The Fund has no employees.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://www.invesco.com/ETFs. Information in the Managing Owner’s website shall not be deemed to be a part of this Report or incorporated by reference herein unless otherwise expressly stated. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.

The Fund also posts monthly performance reports and its annual report, as required by the CFTC, on the Managing Owner’s website at the address listed above.

ITEM 1A.	RISK FACTORS

An investment in Shares involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K (the “Report”) and the Fund’s Prospectus, before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

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

The NYSE Arca May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.

The Shares are listed for trading on the NYSE Arca. Trading in Shares may be halted due to market conditions or in light of certain procedures and safeguards under NYSE Arca rules. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. If the Fund were no longer to meet the requirements necessary to maintain the listing of its Shares, the Shares would be delisted. In such a scenario, the Fund would be terminated.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contracts prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 14.80%.  Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year.

In addition, the Fund enters sell orders with the Commodity Broker from time to time, to liquidate Index Contract positions in order to satisfy redemption requests or to pay expenses and liabilities. The Fund is subject to the risk that temporary aberrations or distortions will occur in the market for Index Contracts at the time those orders are executed. The prices received by the Fund from the liquidation of its positions could be adversely affected, which in turn could adversely affect the value of the Shares. Those aberrations or distortions may result from trading activities by other market participants or actions taken by the Commodity Broker, the CFTC, the exchanges or other regulatory authorities. If the Fund’s positions are liquidated at inopportune times or in a manner that temporarily distorts the market or otherwise causes a pricing aberration, the value of the Shares may be adversely affected.

The Fund’s Trading of Index Contracts May Adversely Affect the Price that the Fund Pays for Index Contracts.

The prices that the Fund pays for Index Contracts may be adversely affected by the trading of Index Contracts by other market participants. Transactions by other market participants may be based on their awareness of the Fund’s positions in Index Contracts. If other market participants are able to anticipate the timing of the Fund’s Index Contract transactions, for instance, they may be able to execute transactions in advance of the Fund.  If that were to occur, those market participants may receive more favorable pricing for their Index Contract transactions than the Fund does for its own, subsequent Index Contract transactions. If the Fund’s Index Contract positions represent a significant part of the open long interest in those Index Contracts, moreover, other market participants may take that fact into account and trade in a manner that adversely affects the prices that the Fund obtains when trading Index Contracts. The Fund may not be able to counteract adverse pricing effects of its own positions and transactions in Index Contracts.

Withdrawal from Participation by Authorized Participants May Affect the Liquidity of Shares.

If one or more Authorized Participants withdraws from participation, it may become more difficult to create or redeem Baskets, which may reduce the liquidity of the Shares. If it becomes more difficult to create or redeem Baskets, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between futures contracts and the Shares, which may also affect the trading market and liquidity of the Shares.

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

Illiquidity may cause losses for the Fund. The large size of the positions which the Fund may acquire increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.

Trading on Futures Exchanges Outside the United States Is Not Subject to U.S. Regulation.

Trading on futures exchanges located outside the United States is not regulated by any United States governmental agency and may involve certain risks not applicable to trading on U.S. exchanges, including different or diminished investor protections. If the Fund trades contracts denominated in currencies other than U.S. dollars, the Fund will be exposed to the risk of adverse exchange-rate movements between the dollar and the currencies in which those contracts are denominated.

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

The Effect of Market Disruptions and Government Interventions Are Unpredictable and May Have an Adverse Effect on the Value of Your Shares.

The commodity futures markets may be subject to temporary distortions due to various factors, including lack of liquidity, congestion, disorderly closing periods, manipulation and disruptive conduct, limitations on deliverable supplies, excessive speculation, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God.

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

The financial crisis of 2008-2009 and associated regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) are generally considered to have contributed to less credit being available to financial market participants. This is particularly the case for credit extended by banks and other traditional lending sources. The Fund does not borrow from lenders for the purpose of pursuing its investment objective. Nonetheless, restrictions on the availability of credit may adversely affect investors who borrow to purchase Shares and participants in the markets for financial instruments in which the Fund trades, including futures markets. Limitations on the availability of credit, whether in stressed market conditions or otherwise, may have a material adverse effect on investors and financial market participants, which in turn could affect the Fund’s ability to pursue its investment objective. Among other things, fewer prospective investors may adversely affect the Fund’s asset levels, and fewer financial market participants may reduce liquidity and adversely affect pricing for the financial instruments that the Fund seeks to trade.

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

Calculating the NAV of the Fund includes, in part, any unrealized profits or losses on open commodity futures contracts. Under normal circumstances, the NAV of the Fund reflects the settlement price of open commodity futures contracts on the date when the NAV is being calculated. However, if a settlement price for a commodity futures contract could not be determined for any reason, the Managing Owner may value the futures contract pursuant to policies the Managing Owner has adopted. In such a situation, there is a risk that the resulting calculation of the Fund’s NAV could be understated or overstated, perhaps to a significant degree.

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

Fewer Representative Commodities May Result in Greater Index Volatility.

The Index Commodities are Light Sweet Crude Oil (WTI), Heating Oil, RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Aluminum, Zinc, Copper Grade A, Corn, Wheat, Soybeans, and Sugar. Other commodity indexes may contain a larger number of commodities than the Index. Accordingly, increased volatility in a single Index Commodity is expected to have a greater impact on the Index’s overall volatility than would likely be the case with increased volatility in a single commodity within a broader index. Because the Fund tracks the performance of the Index, your investment in the Fund will be exposed to the relatively greater impact on the Index of volatility in a single Index Commodity.

Because the Futures Contracts Have No Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss.

Trading in futures contracts transfers the risk of future price movements from one market participant to another. For every gain in futures trading, there is an equal and offsetting loss. Accordingly, whether a futures trade is profitable for one party depends on whether the price paid, value received, or cost of delivery under the related futures contract is favorable to that party. The prices of stocks, bonds, and other assets could rise significantly and the economy as a whole could prosper while the Fund experiences losses as a result of pursuing its investment objective through trading in Index Contracts.

The Fund May Not Provide a Diversification Benefit to Investments in Other Asset Classes and May Result in Additional Losses to Your Portfolio.

Historically, commodity futures returns have tended not to be correlated with the returns of other assets such as stocks and bonds. Commodity futures contracts therefore have the potential to help diversify investor portfolios consisting of stocks and bonds, to the extent there is low or negative correlation between commodity futures contracts and other financial assets held in those portfolios. However, the fact that the Index is not inversely correlated with other assets such as stocks and bonds means that, in seeking to replicate the performance of the Index, the Fund will not necessarily be profitable during unfavorable periods for the stock or bond markets. If the Shares perform in a manner that correlates with the stock or bond markets or otherwise do not perform successfully, the Shares may not provide any diversification from losses in those markets. In such a scenario, the Shares may produce no gains to offset losses from investments in stocks, bonds, or related assets and may result in additional investment losses.

The Fund’s Returns from Futures Trading Will Be Affected by Market Conditions When Replacing Expiring Futures Contracts with New Futures Contracts on Index Commodities.

The Fund’s returns from futures trading are called excess return, which is the combined return based on the spot prices of Index Commodities and the roll yield from trading Index Contracts. Market conditions at the time the Fund replaces expiring Index Contracts with new Index Contracts – i.e., when Index Contracts are “rolled” – will affect the Fund’s roll yield. Those market conditions are referred to as backwardation and contango, which will generally affect the Fund’s roll yield as set forth below:

•Rolling in a backwardated market will tend to enhance returns from futures trading. Backwardation exists when prices are higher for contracts with shorter-term expirations than those with longer-term expirations, a condition that is typically associated with commodities that are consumed quickly instead of being put in storage.

•Rolling in a contangoed market will tend to cause a drag on returns from futures trading. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period.

In seeking to track the performance of the Index, therefore, the Fund will be exposed to the effects of backwardation and contango when it rolls its positions in Index Contracts. The Index uses the Optimum YieldTM rolling methodology, which seeks to maximize the roll benefits in backwardated markets and to minimize the losses from rolling in contangoed markets. There can be no assurance that these outcomes will be obtained. The impact of backwardation and contango may also cause the Fund’s performance to vary from the returns of other price references, including the spot prices of one or more Index Commodities.

Index Risks

The Fund’s Performance May Not Always Replicate the Changes in the Levels of its Index.

Tracking the Index requires trading of the Fund's portfolio with a view to tracking the Index over time and is dependent upon the skills of the Managing Owner and its trading principals, among other factors. It is possible that the Fund’s performance may not fully replicate the changes in closing levels of the Index due to disruptions in the markets for the relevant Index Commodities, the imposition of speculative position limits, or due to other extraordinary circumstances. The Managing Owner may determine to invest in other futures contracts if at any time it is impractical or inefficient to gain full or partial exposure to an Index Commodity through the use of Index Contracts. These other futures contracts may or may not be based on an Index Commodity. When they are not, the Managing Owner may seek to select futures contracts that it reasonably believes tend to exhibit trading prices that correlate with an Index Contract. As the Fund approaches or reaches position limits with respect to an Index Commodity, the Fund may commence investing in Index Contracts that reference other Index Commodities. In those circumstances, the Fund may also trade in futures contracts based on commodities other than Index Commodities that the Managing Owner reasonably believes tend to exhibit trading prices that correlate with an Index Contract. In addition, the Fund may not be able to replicate the changes in levels of the Index because the total return generated by the Fund is reduced by expenses and transaction costs, including those incurred in connection with the Fund’s trading activities, and increased by, as applicable, Treasury Income, Money Market Income and T-Bill ETF Income.

The Fund Is Not Actively Managed and Tracks the Index During Periods in Which the Index Is Flat or Declining as well as When the Index Is Rising.

The Fund is not actively managed on the basis of judgments relating to economic, financial and market conditions with a view to obtaining positive results under all market conditions. Instead, the Managing Owner seeks to cause the NAV to track the performance of the Index during periods in which the Index is flat or declining as well as when the Index is rising. Therefore, if positions in any one or more of the Index Commodities are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index.

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

Because it is expected that the Fund’s performance will track the change of its underlying Index, the Fund would experience a continuous drawdown during the period that the Index experiences such a drawdown. The value of your Shares will also decrease during such a period.

Regulatory Risks

Position Limits and Other Potential Limitations on Futures Trading May Restrict the Creation of Baskets and the Operation of the Fund.

Position Limits. CFTC and futures exchange rules impose position limits on market participants, including the Fund, trading in certain commodity futures contracts. These position limits prohibit any person from holding a position of more than a specific number of futures contracts. Generally, position limits in the physical delivery markets are set at a stricter level during the spot month, which is the month when the futures contract matures and becomes deliverable, versus the limits for any other month or for all months combined. Limits are generally applied on an aggregate basis to positions held in accounts that are subject to 10% or greater common ownership or control. There are exemptions from this general aggregation requirement.

The Index is composed of 14 Index Commodities, of which 10 Index Commodities are subject to position limits imposed by the CFTC and/or the rules of futures exchanges on which Index Contracts are traded. Currently, position limits (i) for corn, oats, wheat, soybean, soybean oil and cotton are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges. The CFTC has been seeking to amend its position limits rules for several years. In November 2013, the CFTC proposed for public comment new position limits and aggregation regulations. After a lengthy comment period on this proposal, the CFTC re-proposed, in December 2016, position limits for 25 commodity futures and options contracts, as well as for swaps that are economically equivalent to those contracts. In December 2016, the CFTC adopted rule amendments that provide exemptions from the general requirement to aggregate all positions that are held pursuant to 10% or greater common ownership or control.

The ultimate outcome of this rulemaking effort, and the resulting impact on the Fund of any final regulations that impose new or revised position limits, is unknown. It is also possible that futures exchanges may amend their existing position limits rules or adopt new requirements. In addition, the CFTC could separately implement other changes to specific position limits or to the regime as a whole. New or more restrictive position limits could reduce liquidity in the market, which would be likely to have adverse effects on the pricing of commodity futures contracts. Changes in CFTC and/or exchange-level position limits rules therefore could adversely affect the Fund’s ability to pursue its investment objective.

Position Aggregation. In general, a trader is required by CFTC or exchange rules, as applicable, to aggregate all positions in accounts as to which the trader has 10% or greater ownership or control. CFTC and exchange rules provide exemptions from this requirement. For example, a trader is not required to aggregate positions in multiple accounts that it owns or controls if that trader is able to satisfy the requirements of an exemption from aggregation of those accounts, including, where available, the independent account controller exemption.

Failure to comply with the independent account controller exemption or another exemption from the aggregation requirement could obligate the Managing Owner to aggregate positions in multiple accounts under its control, which could include the Fund and other commodity pools or accounts under the Managing Owner’s control. In such a scenario, the Fund may not be able to obtain exposure to one or more Index Contracts necessary to pursue its investment objective, or it may be required to liquidate existing Index Contract positions in order to comply with a limit. Such an outcome could adversely affect the Fund’s ability to pursue its investment objective or achieve favorable performance.

The CFTC amended its position aggregation rules in December 2016. The CFTC staff subsequently issued time-limited no-action relief from compliance with certain requirements under the amended aggregation rules, including the general requirement to aggregate positions in the same commodity futures contracts traded pursuant to substantially identical trading strategies. This no-action relief expires on August 12, 2019.

Since coming into effect on January 3, 2018, Markets in Financial Instruments Directive II (“MiFID II”) requires the competent authorities of member states in the European Union (“EU”) to impose position limits on certain commodity derivatives contracts which are applicable to any person, whether or not based in the European Union. Pursuant to MiFID II, the UK’s regulatory agency, the Financial Conduct Authority (“FCA”), has established position limits applicable to aluminum, copper, lead, nickel, tin and zinc commodity derivative contracts traded on the London Metal Exchange (“LME”). LME may also impose accountability levels in certain contracts, where further directions in respect of those positions can then be required. If the Fund were to trade commodity derivatives contracts on other exchanges in the European Union, position limits may apply to such trading activity pursuant to MiFID II as implemented in the relevant national laws and regulations of member states. The United Kingdom (“UK”) will cease to be a member state of the EU on March 29, 2019.  The EU and UK have agreed on a transitional period until December 31, 2020 during which the UK would remain subject to EU law and reciprocal rights of market access. However, that agreement is political and not yet legally binding. In the event the UK exits the EU without a transitional period, the UK commodity trading venues would immediately have more potential flexibility in setting position limits than is the case under MiFID II. In the event a transitional period is agreed then the status quo under MiFID II would continue until the end of that period. In addition, unless the EU agrees otherwise and subject to the possibility of such a transitional period, after the UK exits the EU any UK firm that was trading derivatives in EU markets will no longer be able to use its MiFID II passport to do so and instead would need to look to any MiFID II third country regime to access the EU market or establish a MiFID II compliant EU branch or subsidiary.  The potential loss of MiFID II passports by UK-based firms through which the Fund trades derivatives in EU markets could adversely affect the Fund’s ability to continue doing so absent substitute arrangements for continued access to those markets.

Accountability Levels. Exchanges may establish accountability levels applicable to futures contracts instead of position limits. An exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect the Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply, if the Fund were to trade in such contracts. Such an outcome could adversely affect the Fund’s ability to pursue its investment objective.

Daily Limits. U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits” or “daily limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once a limit price has been reached in a particular contract, it is usually the case that no trades may be made at a different price than specified in the limit. The duration of limit prices generally varies. Limit prices may have the effect of precluding the Fund from trading in a particular contract or requiring the Fund to liquidate contracts at disadvantageous times or prices. Either of those outcomes could adversely affect the Fund’s ability to pursue its investment objective.

Potential Effects of Positions Limits, Accountability Levels, and Daily Limits. The Fund is currently subject to position limits and may be subject to new and more restrictive position limits in the future. If the Fund reached a position limit or accountability level or became subject to a daily limit, its ability to issue new Baskets or reinvest income in additional commodity futures contracts may be limited to the extent these restrictions limit its ability to establish new futures positions, add to existing positions, or otherwise transact in futures. Limiting the size of the Fund, or restricting the Fund’s futures trading, under these requirements could adversely affect the Fund’s ability to pursue its investment objective.

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Cause Losses for the Fund.

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

The Commodity Exchange Act requires an approved derivatives clearing organization to segregate all funds and other property received from a clearing member’s customers in connection with U.S. futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, customer funds held at a clearing organization in connection with any futures or options contracts may be held in a commingled omnibus account, which may not identify the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. In the event of a default of the clearing futures commission merchant’s other clients or the clearing futures commission merchant’s failure to extend its own funds in connection with any such default, a customer may not be able to recover the full amount of assets deposited by the clearing futures commission merchant with the clearing organization on the customer’s behalf.

In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Fund could experience a loss of the funds deposited through the Commodity Broker as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

Regulatory Changes or Actions May Alter the Operations and Profitability of the Fund.

The regulation of commodity interest transactions and markets, including under the Dodd-Frank Act, is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. In particular, the Dodd-Frank Act has expanded the regulation of markets, market participants and financial instruments. The new regulatory regime under the Dodd-Frank Act has imposed additional compliance and legal burdens on participants in the markets for futures and other commodity interests. For example, under the Dodd-Frank Act new capital and risk requirements have been imposed on market intermediaries. Those requirements may cause the cost of trading to increase for market participants, like the Fund, that must interact with those intermediaries to carry out their trading activities. These increased costs can detract from the Fund’s performance.

The Fund and the Managing Owner Are Subject to Extensive Legal and Regulatory Requirements.

The Fund is subject to a comprehensive scheme of regulation under the federal commodity futures trading and securities laws, as well as futures market rules and the rules and listing standards for its Shares. The Fund and the Managing Owner could each be subject to sanctions for a failure to comply with those requirements, which could adversely affect the Fund’s financial performance and its ability to pursue its investment objective.

In addition, the Fund is subject to significant disclosure, internal control, governance, and financial reporting requirements because the Shares are publicly traded.

For example, the Fund is responsible for establishing and maintaining internal controls over financial reporting. Under this requirement, the Fund must adopt, implement and maintain an internal control system designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements. The Fund is also required to adopt, implement, and maintain disclosure controls and procedures that are designed to ensure information required to be disclosed by the Fund in reports that it files or submits to the SEC is recorded, processed, summarized and reported within the time periods specified by the SEC. There is a risk that the Fund’s internal controls over financial reporting and disclosure controls and procedures could fail to work properly or otherwise fail to satisfy SEC requirements. Such a failure could result in the reporting or disclosure of incorrect information or a failure to report information on a timely basis. Such a failure could be to the disadvantage of Shareholders and could expose the Fund to penalties or otherwise adversely affect the Fund’s status under the federal securities laws and SEC regulations.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may provide only reasonable assurance with respect to financial statement preparation and presentation and other disclosure matters.

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

The Fund is a partnership, which is not subject to U.S. federal income taxes. Rather, the partnership's taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them.  For tax years beginning on or after January 1, 2018, the Fund is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”).  Under the Centralized Partnership Audit Regime, any IRS audit of the Fund would be conducted at the Fund level, and if the IRS determines an adjustment, the default rule is that the Fund would pay an

“imputed underpayment” including interest and penalties, if applicable.  The Fund may instead elect to make a “push-out” election, in which case the shareholders for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

The Tax Cuts and Jobs Act (the “Tax Act”) Makes Significant Changes to U.S. Federal Income Tax Rules.

The Tax Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. Most of the changes applicable to individuals are temporary and would apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. In particular for individuals, the Tax Act establishes for taxable years beginning after December 31, 2017 and before January 1, 2026 a 20% deduction for “qualified publicly traded partnership income” within the meaning of new Section 199A(e)(5) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable income for the year, but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because, as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

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

Redemption Orders for Baskets May Be Subject to Postponement, Suspension or Rejection Under Certain Circumstances.

The Managing Owner may, in its discretion, suspend the right of redemption or postpone the redemption order settlement date with respect to Baskets for (1) any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Fund will reject a redemption order if the order is not in proper form as described in the participant agreement with the Authorized Participant, or if the fulfillment of the order, in the opinion of the Fund’s counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the NAV of the Fund declines during the period of delay. The Fund disclaims any liability for any loss or damage that may result from any such suspension or postponement.

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

As a result of these and other relationships, parties involved with the Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Shareholders. For example, by investing in affiliated money market mutual funds and/or T-Bill ETFs for margin and/or cash management purposes, the Managing Owner may select affiliated money market mutual funds and/or T-Bill ETFs that may pay dividends that are lower than non-affiliated money market mutual funds and/or T-Bill ETFs. In addition, the Managing Owner would have a conflict of interest if it sought to redeem the Fund’s interest in an affiliated money market mutual fund or T-Bill ETF in circumstances when such a redemption would be unfavorable for the affiliated fund. The Managing Owner has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Fund and the Shareholders.

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

Lack of Independent Advisers Representing Investors.

The Managing Owner has consulted with counsel, accountants and other advisers regarding the operation of the Fund. No counsel has been appointed to represent you in connection with the Fund’s continuous offering of Shares. Accordingly, you should consult your own legal, tax and financial advisers about whether you should invest in the Fund.

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.

It is ultimately within the discretion of the Managing Owner whether it will continue to operate and advise the Fund. The Managing Owner may withdraw from the Fund upon 120 days’ prior written notice to all Shareholders and the Trustee, which would cause the Fund to terminate unless a substitute managing owner was obtained. Shareholders owning 50% or more of the Shares have the power to terminate the Fund. If it is so exercised, investors who may wish to continue to invest in a vehicle that tracks the Fund’s Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Fund. See “Description of the Shares; Certain Material Terms of the Trust Agreement – Termination Events” in the Fund’s Prospectus for a summary of termination events. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund.

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

The Shares are limited liability investments; investors may not lose more than the amount that they invest including any appreciation in their investments. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of the Trust Agreement. In addition, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of:

•	Shareholders’ actions unrelated to the business of the Fund, or
•	taxes imposed on the Shares by the states or municipalities in which such investors reside.

The Fund May Lose Money on Its Holdings of Money Market Mutual Funds.

The Fund may invest in government money market funds that have chosen to not rely on the ability to impose fees on shareholder redemptions, or liquidity fees, or temporarily to suspend redemption privileges, or gates, if the government money market fund’s weekly liquid assets fall below a certain threshold. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so. As a result, the Fund may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. The Fund cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

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

Cyber attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of the Fund’s third party service providers (including, but not limited to, the Index Sponsor, the Administrator and the Transfer Agent) or  money market mutual funds and T-Bill ETFs in which the Fund invests, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of Shareholders or Authorized Participants to transact business in Shares and Baskets respectively, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. The Fund and its Shareholders could be negatively impacted as a result.

While the Managing Owner has established business continuity plans and systems reasonably designed to detect and prevent such cyber attacks from being effective, there are inherent limitations in such plans and systems. For instance, it is possible that certain existing risks have not been identified or that new risks will emerge before countervailing measures can be implemented. Furthermore, the Fund cannot control, or even necessarily influence, the cyber security plans and systems put in place by the Fund’s third party service providers. Since the Fund is dependent upon third party service providers (including the Managing Owner) for substantially all of its operational needs, the Fund is subject to the risk that a cyber attack on a service provider will materially impair its normal operations even if the Fund itself is not subject to such an attack. Cyber attacks may also cause disruptions to the futures exchanges and clearinghouses through which the Fund invests in futures contracts and to the exchanges on which the Fund buys and sells shares of T-Bill ETFs, which could result in disruptions to the Fund’s ability to pursue its investment objective, resulting in financial losses to the Fund and Shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Fund does not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury Obligations and may consist of money market mutual funds and/or T-Bill ETFs. The Managing Owner’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Shares have been trading on the NYSE Arca since November 25, 2008 under the symbol “DBC.”

Holders

As of, January 31, 2019 the Fund had 128 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended December 31, 2018:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2018 to October 31, 2018	—	$—
November 1, 2018 to November 30, 2018	16,600,000	$16.20
December 1, 2018 to December 31, 2018	1,800,000	$15.35
Total	18,400,000	$16.12
ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2018, 2017, 2016, 2015 and 2014 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Income (a)	$48,296,839	$16,636,381	$6,447,842	$715,663	$1,840,717
Net investment income (loss)	$25,051,062	$(1,457,317)	$(13,574,300)	$(25,551,595)	$(45,197,968)
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	$(315,438,864)	$72,642,854	$379,545,648	$(848,329,089)	$(1,558,815,515)
Net Income (Loss)	$(290,387,802)	$71,185,537	$365,971,348	$(873,880,684)	$(1,604,013,483)
Net Income (Loss) per Share	$(2.00)	$0.80	$2.48	$(5.05)	$(7.21)
Return of Capital Distributions per General Share	$(0.19)	$—	$—	$—	$—
Return of Capital Distributions per Share	$(0.19)	$—	$—	$—	$—
Net increase (decrease) in cash	$(5,939,564)	$924,407	$(87,077,779)	$(653,494,206)	$622,514,364

	As of December 31,
	2018	2017	2016	2015	2014
Total Assets	$2,009,795,566	$2,263,946,016	$2,559,242,943	$2,011,221,197	$4,948,283,169
General Shares NAV	$14.44	$16.63	$15.83	$13.35	$18.40
Shares NAV	$14.44	$16.63	$15.83	$13.35	$18.40

(a)	Income for the year ended December 31, 2014 includes interest expense on overdraft balances. These amounts are included in Interest Expense for the years ended December 31, 2018, 2017, 2016 and 2015.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended,
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Income	$8,012,953	$12,106,173	$14,906,372	$13,271,341
Net investment income (loss)	$2,630,823	$5,644,937	$8,971,619	$7,803,683
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	$38,134,806	$110,380,326	$10,283,798	$(474,237,794)
Net Income (Loss)	$40,765,629	$116,025,263	$19,255,417	$(466,434,111)
Increase (decrease) in NAV	$496,650,119	$255,870,715	$(419,376,734)	$(662,926,437)
Net Income (Loss) per Share (a)	$0.32	$0.74	$0.26	$(3.32)
Return of Capital Distributions per General Share (a)	$—	$—	$—	$(0.19)
Return of Capital Distributions per Share (a)	$—	$—	$—	$(0.19)

(a)

The amount shown for a share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

	For the Three Months Ended,
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Income	$2,721,965	$3,041,076	$3,865,992	$7,007,348
Net investment income (loss)	$(2,466,466)	$(1,124,455)	$(89,702)	$2,223,306
Net realized and net change in unrealized gains/(losses) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	$(96,739,931)	$(104,865,769)	$116,119,538	$158,129,016
Net Income (Loss)	$(99,206,397)	$(105,990,224)	$116,029,836	$160,352,322
Increase (decrease) in NAV	$(316,675,783)	$(454,764,682)	$166,000,994	$310,334,125
Net Income (Loss) per Share(a)	$(0.61)	$(0.77)	$0.94	$1.24

(a)

The amount shown for a share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements.  See “Cautionary Statement Concerning Forward-Looking Information” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Fund and the Managing Owner undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

Position Limits and/or Accountability Levels

The Fund has not reached position limits with respect to the 2018, 2017 and 2016 reporting periods.

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, is designed to disperse and mitigate the credit risk posed by any other one member. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodity futures trading. A significant portion of the NAV is held in United States Treasury Obligations, which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, if any, which may be used for cash management purposes. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. A portion of the Fund’s United States Treasury Obligations are held for deposit with the Commodity Broker to meet margin requirements. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(45.4) million, $427.1 million and $(291.3) million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the year ended December 31, 2018, $6,473.6 million was paid to purchase United States Treasury Obligations and $6,739.6 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2017, $6,226.9 million was paid to purchase United States Treasury Obligations and $6,805.7 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2016, $8,367.6 million was paid to purchase United States Treasury Obligations and $7,907.0 million was received from sales and maturing United States Treasury Obligations. $3,839.9 million was received from sales of affiliated investments and $3,916.8 million was paid to purchase affiliated investments during the year ended December 31, 2018. $4,011.8 million was received from sales of affiliated investments and $4,198.8 million was paid to purchase affiliated investments during the year ended December 31, 2017. $1,231.9 million was received from sales of affiliated investments and $1,362.9 million was paid to purchase affiliated investments during the year ended December 31, 2016. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) Net cash provided by (used for) operating activities by $54.1 million, $(10.6) million and $(51.0) million during the years ended December 31, 2018, 2017 and 2016, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $39.5 million, $(426.2) million and $204.3 million during the years ended December 31, 2018, 2017 and 2016, respectively. This included $1,287.6 million, $641.2 million and $852.9 million from Shares purchased by Authorized Participants and $1,242.5 million, $1,067.3 million and $648.6 million from Shares redeemed by Authorized Participants during the years ended December 31, 2018, 2017 and 2016, respectively. During the year ended December 31, 2018, amounts due to the Custodian increased by $19.0 million. There were no amounts due to the Custodian during the years ended December 31, 2017 and 2016. During the year ended December 31, 2018, distributions paid to Shareholders was $24.6 million. There were no distributions paid to Shareholders during the years ended December 31, 2017 and 2016.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Diversified Comm Index ER”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurances that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

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

Performance Summary

This Report covers the years ended December 31, 2018, 2017 and 2016.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the years ended December 31, 2018, 2017 and 2016” below provides an overview of the changes in the closing levels of DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Years Ended December 31, 2018, 2017 and 2016

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Years Ended
	December 31,
Underlying Index	2018	2017	2016
DB Light Crude Oil Indices	(15.76)%	6.46%	7.43%
DB Ultra Low Sulphur Diesel Indices	(11.95)	8.31	37.16
DB Aluminum Indices	(17.68)	32.71	8.60
DB Gold Indices	(2.76)	13.17	7.62
DB Corn Indices	(2.86)	(8.19)	(11.66)
DB Wheat Indices	2.33	(9.72)	(20.02)
DB RBOB Gasoline Indices	(23.35)	11.90	29.14
DB Natural Gas Indices	1.41	(22.39)	28.09
DB Silver Indices	(10.09)	6.17	23.73
DB Zinc Indices	(20.98)	28.49	14.85
DB Copper Grade A Indices	(17.05)	31.48	55.62
DB Soybeans Indices	(9.21)	(2.49)	17.54
DB Sugar Indices	(25.13)	(24.91)	11.88
DB Brent Crude Oil Indices	(10.42)	14.09	31.22
AGGREGATE RETURNS	(11.18)%	6.16%	19.53%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the DBIQ–OY Diversified TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ–OY Diversified TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Excess Return Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

Fund Share Price Performance

For the year ended December 31, 2018, the NYSE Arca market value of each Share decreased 11.55% from $16.62 per Share to $14.51 per Share. The Share price low and high for the year ended December 31, 2018 and related change from the Share price on December 31, 2017 was as follows: Shares traded at a low of $14.40 per Share (-13.36%) on December 24, 2018, and a high of $18.55 per Share (+11.62%) on October 3, 2018. On December 31, 2018, the Fund paid a distribution of $0.18853 for each General Share and Share to holders of record as of December 26, 2018. Therefore, the total return for the Fund, on a market value basis, was -11.55%.

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

Fund Share Net Asset Performance

For the year ended December 31, 2018, the NAV of each Share decreased 12.02% from $16.63 per Share to $14.44 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, Corn, RBOB Gasoline, Silver, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil, were partially offset by rising commodity futures contracts prices for Wheat and Natural Gas during the year ended December 31, 2018, contributing to an overall 12.91% decrease in the level of the Index and to a 11.18% decrease in the level of the DBIQ-OY Diversified TR™. On December 31, 2018, the Fund paid a distribution of $0.18853 for each General Share and Share to holders of record as of December 26, 2018. Therefore, the total return for the Fund on a NAV basis was -12.02%.

Net income (loss) for the year ended December 31, 2018 was $(290.4) million, primarily resulting from $48.3 million of income, net realized gain (loss) of $43.6 million, net change in unrealized gain (loss) of $(359.0) million and operating expenses of $23.3 million.

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

Securities for which market quotations are not readily available or became unreliable are valued at fair value as determined in good faith following procedures approved by the Managing Owner. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of a security's fair value.

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

The Fund has financial obligations to the Managing Owner and the Commodity Broker under the Trust Agreement and its agreement with the Commodity Broker (the “Commodity Broker Agreement”), respectively. Management Fee payments made to the Managing Owner, pursuant to the Trust Agreement, are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker, pursuant to the Commodity Broker Agreement, are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as NAVs and trading activity will not be known until a future date.  The Fund’s agreement with the Commodity Broker may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,932,576,856	0.78%	$35,119,321	23

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2017.

				For the Year Ended
				December 31, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,262,359,193	0.64%	$33,079,967	12

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

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING MARKET RISK EXPOSURES

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

The following were the primary trading risk exposures of the Fund as of December 31, 2018 by market sector.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control

Over Financial Reporting

Management of Invesco Capital Management LLC, as managing owner (the “Managing Owner”) of Invesco DB Commodity Index Tracking Fund (the “Fund”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Daniel Draper, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2018.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2018, as stated in their report on page 34 of the Fund’s Annual Report on Form 10-K.

By:	/S/ DANIEL DRAPER
Name:	Daniel Draper
Title:	Principal Executive Officer of the Managing Owner

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools of the Managing Owner

February 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of Invesco DB Commodity Index Tracking Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments of Invesco DB Commodity Index Tracking Fund (the “Fund”) as of December 31, 2018 and December 31, 2017, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”).  We also have audited the Fund's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2019

We have served as the Fund’s auditor since 2013.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017
Assets
United States Treasury Obligations, at value (cost $1,614,486,381 and $1,839,147,058, respectively)	$1,614,425,920	$1,839,039,728
Affiliated investments, at value (cost $394,929,293 and $317,993,905, respectively)	395,084,923	317,746,227
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	10,995,195
LME Commodity Futures Contracts receivable	—	2,768,350
Unrealized appreciation on LME Commodity Futures Contracts	—	27,478,010
Cash held by custodian	—	5,939,564
Receivable for:
Dividends from affiliates	267,646	93,516
Fund shares sold	—	59,885,426
Other receivables	17,077	—
Total assets	$2,009,795,566	$2,263,946,016
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$3,520,610	$—
LME Commodity Futures Contracts payable	26,258,506	—
Unrealized depreciation on LME Commodity Futures Contracts	27,076,875	—
Payable for:
Due to custodian	18,960,283	—
Management fees	1,402,398	1,584,044
Brokerage commissions and fees	38	2,779
Total liabilities	77,218,710	1,586,823
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	578	665
Shareholders' equity—Shares	1,932,576,278	2,262,358,528
Total shareholders' equity	1,932,576,856	2,262,359,193
Total liabilities and equity	$2,009,795,566	$2,263,946,016
General Shares outstanding	40	40
Shares outstanding	133,800,000	136,000,000

Net asset value per share	$14.44	$16.63

Market value per share	$14.51	$16.62

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2018

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 2.175% due January 3, 2019	4.87%	$93,994,138	$94,000,000
U.S. Treasury Bills, 2.370% due February 28, 2019	33.35	644,565,727	647,000,000
U.S. Treasury Bills, 2.465% due April 4, 2019	26.38	509,825,741	513,000,000
U.S. Treasury Bills, 2.430% due May 2, 2019 (b)	18.94	366,040,314	369,000,000
Total United States Treasury Obligations (cost $1,614,486,381)	83.54%	$1,614,425,920
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $249,990,226)(c)	12.94	250,145,856	2,372,400
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.30% (cost $144,939,067)(d)	7.50	144,939,067	144,939,067
Total Affiliated Investments (cost $394,929,293)	20.44%	$395,084,923
Total Investments in Securities (cost $2,009,415,674)	103.98%	$2,009,510,843

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $255,836,800 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of December 31, 2018.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	6,161	September - 2019	$121,217,675	$(4,115,659)	$(4,115,659)
CBOT Soybean	2,652	November - 2019	124,014,150	513,337	513,337
CBOT Wheat	4,579	July - 2019	118,710,575	(16,075,643)	(16,075,643)
COMEX Gold	1,425	February - 2019	182,585,250	4,757,025	4,757,025
COMEX Silver	600	May - 2019	46,878,000	2,594,092	2,594,092
ICE-UK Brent Crude	3,816	November - 2019	210,834,000	(61,104,242)	(61,104,242)
LME Aluminum	1,791	October - 2019	85,027,725	(8,383,194)	(8,383,194)
LME Copper	595	February - 2019	88,770,281	(14,524,306)	(14,524,306)
LME Zinc	1,463	March - 2019	90,358,537	(4,169,375)	(4,169,375)
NYB-ICE Sugar	8,266	September - 2019	116,001,738	(788,761)	(788,761)
NYMEX Natural Gas	4,463	April - 2019	119,251,360	1,564,207	1,564,207
NYMEX NY Harbor ULSD	3,046	May - 2019	212,725,330	(57,894,130)	(57,894,130)
NYMEX RBOB Gasoline	3,799	December - 2019	212,993,974	(26,605,722)	(26,605,722)
NYMEX WTI Crude	4,437	February - 2019	202,859,640	(59,567,803)	(59,567,803)
Total Commodity Futures Contracts				$(243,800,174)	$(243,800,174)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses For the Years Ended

December 31, 2018, 2017 and 2016

	2018	2017	2016
Income
Interest Income	$41,701,196	$14,035,908	$6,308,729
Dividends from Affiliates	6,595,643	2,600,473	139,113
Total Income	48,296,839	16,636,381	6,447,842
Expenses
Management Fees	22,341,142	17,965,282	19,189,799
Brokerage Commissions and Fees	574,590	492,416	759,634
Interest Expense	782,292	68,451	141,261
Total Expenses	23,698,024	18,526,149	20,090,694
Less: Waivers	(452,247)	(432,451)	(68,552)
Net Expenses	23,245,777	18,093,698	20,022,142
Net Investment Income (Loss)	25,051,062	(1,457,317)	(13,574,300)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(44,353)	(44,293)	19,938
Commodity Futures Contracts	43,624,801	58,338,714	(72,730,527)
Net Realized Gain (Loss)	43,580,448	58,294,421	(72,710,589)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	46,869	(40,787)	(56,173)
Affiliated Investments	403,308	(247,678)	—
Commodity Futures Contracts	(359,469,489)	14,636,898	452,312,410
Net Change in Unrealized Gain (Loss)	(359,019,312)	14,348,433	452,256,237
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(315,438,864)	72,642,854	379,545,648
Net Income (Loss)	$(290,387,802)	$71,185,537	$365,971,348

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2018

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2017	40	$665	136,000,000	$2,262,358,528	$2,262,359,193
Purchases of Shares			71,600,000	1,227,698,642	1,227,698,642
Redemption of Shares			(73,800,000)	(1,242,508,857)	(1,242,508,857)
Net Increase (Decrease) due to Share Transactions			(2,200,000)	(14,810,215)	(14,810,215)
Return of Capital Distributions		(8)		(24,584,312)	(24,584,320)
Net Income (Loss)
Net Investment Income (Loss)		8		25,051,054	25,051,062
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		13		43,580,435	43,580,448
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(100)		(359,019,212)	(359,019,312)
Net Income (Loss)		(79)		(290,387,723)	(290,387,802)
Net Change in Shareholders' Equity	—	(87)	(2,200,000)	(329,782,250)	(329,782,337)
Balance at December 31, 2018	40	$578	133,800,000	$1,932,576,278	$1,932,576,856

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities:
Net Income (Loss)	$(290,387,802)	$71,185,537	$365,971,348
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(6,473,560,355)	(6,226,946,742)	(8,367,614,637)
Proceeds from securities sold and matured	6,739,557,713	6,805,695,866	7,906,957,513
Cost of affiliated investments purchased	(3,916,848,412)	(4,198,801,266)	(1,362,944,962)
Proceeds from affiliated investments sold	3,839,913,024	4,011,837,165	1,231,915,157
Net accretion of discount on United States Treasury Obligations	(41,381,034)	(14,035,908)	(6,308,729)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	44,353	44,293	(19,938)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	54,104,708	(10,588,043)	(50,991,385)
Change in operating assets and liabilities:
Dividends from affiliates	(174,130)	(51,445)	(42,071)
Variation margin - Commodity Futures Contracts	14,515,805	(10,540,724)	16,211,441
LME Commodity Futures Contracts	29,026,856	(506,436)	(24,721,084)
Management fees	(181,646)	(189,346)	239,375
Brokerage commissions and fees	(2,741)	(2,235)	14
Other receivables	(17,077)	—	—
Net cash provided by (used for) operating activities	(45,390,738)	427,100,716	(291,347,958)
Cash flows from financing activities:
Distributions paid to shareholders	(24,584,320)	—	—
Proceeds from purchases of Shares	1,287,584,068	641,160,206	852,904,825
Redemption of Shares	(1,242,508,857)	(1,067,336,515)	(648,634,646)
Increase in payable for amount due to custodian, net	18,960,283	—	—
Net cash provided by (used for) financing activities	39,451,174	(426,176,309)	204,270,179
Net change in cash	(5,939,564)	924,407	(87,077,779)
Cash at beginning of period	5,939,564	5,015,157	92,092,936
Cash at end of period	$—	$5,939,564	$5,015,157
Supplemental disclosure of cash flow information
Cash paid for interest	$782,292	$68,451	$141,261

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Financial Statements

December 31, 2018

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 200,000 Shares (“Basket”). The Fund commenced investment operations on January 31, 2006. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 3, 2006 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Annual Report (the “Annual Report”) covers the years ended December 31, 2018, 2017 and 2016. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. A distribution for the year ended December 31, 2018 was paid on December 31, 2018 to holders of record as of December 26, 2018 at a rate of $0.18853 for each General Share and Share for a total distribution of $8 to General Shares and $24,584,312 to Shares.

The table below shows distributions per General Share and Share and in total for the years presented:

	Years Ended December 31,
	2018	2017	2016
Distributions per General Share	$0.18853	$—	$—
Distributions per Share	$0.18853	$—	$—
Distributions paid to General Shares	$8	$—	$—
Distributions paid to Shares	$24,584,312	$—	$—

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2018, 2017 and 2016 the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and

Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $9.00, $9.00 and $9.00 per round-turn trade for the years ended December 31, 2018, 2017 and 2016 respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of December 31, 2018, the Fund had a payable to the Commodity Broker of $26,258,506, related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2017, the Fund had a receivable from the Commodity Broker of 2,768,350, related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $452,247, $432,451 and $68,552 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2018 and 2017.

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

The Fund’s remaining cash, United States Treasury Obligations, T-Bill ETFs and money market mutual fund holdings are on deposit with the Custodian. The Fund is permitted to temporarily carry a negative or overdrawn balance in its account with the Custodian. The Fund incurs interest expense on any overdraft balance with the Custodian. Such balances, if any at period-end, are shown on the Statements of Financial Condition under the payable caption Due to custodian.

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

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,614,425,920	$—	$1,614,425,920
Exchange-Traded Fund	250,145,856	—	—	250,145,856
Money Market Mutual Fund	144,939,067	—	—	144,939,067
Total Investments in Securities	395,084,923	1,614,425,920	—	2,009,510,843
Other Investments - Assets(a)
Commodity Futures Contracts	9,428,661	—	—	9,428,661
Other Investments - Liabilities(a)
Commodity Futures Contracts	(253,228,835)	—	—	(253,228,835)
Total Other Investments	(243,800,174)	—	—	(243,800,174)
Total Investments	$151,284,749	$1,614,425,920	$—	$1,765,710,669

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,839,039,728	$—	$1,839,039,728
Exchange-Traded Fund	249,742,548	—	—	249,742,548
Money Market Mutual Fund	68,003,679	—	—	68,003,679
Total Investments in Securities	317,746,227	1,839,039,728	—	2,156,785,955
Other Investments - Assets(a)
Commodity Futures Contracts	141,995,427	—	—	141,995,427
Other Investments - Liabilities(a)
Commodity Futures Contracts	(26,326,112)	—	—	(26,326,112)
Total Other Investments	115,669,315	—	—	115,669,315
Total Investments	$433,415,542	$1,839,039,728	$—	$2,272,455,270

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2018		December 31, 2017
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$9,428,661	$(253,228,835)	$141,995,427	$(26,326,112)

(a)Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2018 and December 31, 2017 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$222,631,350	$(253,228,835)	$(30,597,485)	$30,597,485	$—	$—

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

(a)As of December 31, 2018 and December 31, 2017, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain or (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2018	2017	2016
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$43,624,801	$58,338,714	$(72,730,527)
	Net Change in Unrealized Gain (Loss)	(359,469,489)	14,636,898	452,312,410
Total		$(315,844,688)	$72,975,612	$379,581,883

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2018	2017	2016
Average Notional Value	$2,587,543,389	$2,145,863,842	$2,268,705,392

Note 8 – Investments in Affiliates

The Invesco Treasury Collateral ETF (formerly PowerShares Treasury Collateral Portfolio) is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Treasury Collateral ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million. Because it is advised by the Managing Owner, the Invesco Treasury Collateral ETF is an affiliate of the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the year ended December 31, 2018.

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2018	Dividend Income
Invesco Treasury Collateral ETF	$249,742,548	$—	$—	$403,308	$—	$250,145,856	$4,226,027

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2018, 2017 and 2016. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2018	2017	2016
Net Asset Value
Net asset value per Share, beginning of period	$16.63	$15.83	$13.35
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(2.16)	0.81	2.57
Net investment income (loss) (a)	0.16	(0.01)	(0.09)
Net income (loss)	(2.00)	0.80	2.48
Less:
Return of capital distributions	(0.19)	—	—
Net asset value per Share, end of period	$14.44	$16.63	$15.83
Market value per Share, beginning of period (b)	$16.62	$15.84	$13.37
Market value per Share, end of period (b)	$14.51	$16.62	$15.84

Ratio to average Net Assets
Net investment income (loss)	0.95%	(0.07)%	(0.60)%
Expenses, after waivers	0.88%	0.86%	0.89%
Expenses, prior to waivers	0.90%	0.88%	0.89%
Total Return, at net asset value (c)	(12.02)%	5.05%	18.58%
Total Return, at market value (c)	(11.55)%	4.92%	18.47%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018, the end of the period covered by this Annual Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2018. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 33 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2018, as stated in their report on page 34 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2018, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Daniel Draper	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
David Warren	Chief Administrative Officer, Board of Managers
Annette Lege	Principal
Kelli Gallegos	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr	Board of Managers
Brian Hartigan	Global Head of ETF Investments

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Draper, Warren and Zerr.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Daniel Draper (50) has been Chief Executive Officer of the Managing Owner since March 24, 2016. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Draper has been a Member of the Board of Managers of the Managing Owner since September 2013. In this role he is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Mr. Draper also is responsible for managing the operations of the Invesco Funds. Previously, Mr. Draper was the Global Head of Exchange Traded Funds for Credit Suisse Asset Management, or Credit Suisse, based in London from March 2010 until June 2013, followed by a three month non-compete period pursuant to his employment terms with Credit Suisse. Credit Suisse is an asset management business of Credit Suisse Group, a financial services company. From January 2007 to March 2010, he was the Global Head of Exchange Traded Funds for Lyxor Asset Management in London, an investment management business unit of Societe Generale Corporate & Investment Banking. Mr. Draper was previously registered as a Significant Influence Functions (SIF) person with the UK’s Financial Conduct Authority. He withdrew SIF person status on June 30, 2013 when he left Credit Suisse. Mr. Draper received his MBA from the Kenan-Flagler Business School at the University of North Carolina at Chapel Hill and his BA from the College of William and Mary in Virginia. Mr. Draper is currently registered with FINRA and holds the Series 7, 24 and 63 registrations. Mr. Draper was listed as a principal of the Managing Owner on December 16, 2013.

Peter Hubbard (38) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

David Warren (61) is Chief Administrative Officer, Americas, for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in January 2007, and also holds the roles of Director, Executive Vice President and Chief Financial Officer of Invesco Canada Ltd., a Canadian investment management subsidiary of Invesco Ltd., since January 2009. He has been a Member of the Board of Managers and Chief Administrative Officer of the Managing Owner since January 2010, as well. In these capacities, Mr. Warren is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the risk management framework for the business units operating within the Americas division of Invesco Ltd. He obtained a Bachelor’s Degree in Commerce from the University of Toronto as both a CA and CPA, and is a member of the Chartered Professional Accountants of Canada. Mr. Warren was listed as a principal of the Managing Owner on November 21, 2012.

Annette Lege (49) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisors, Inc. on March 22, 2017.

Kelli Gallegos (48) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (42) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (56) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018.  Prior to his current position, Mr. Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Brian Hartigan (40) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts. In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

Invesco Group Services Inc., which is a wholly owned, indirect subsidiary of Invesco Ltd., has been a principal of the Managing Owner since September 27, 2018 and has periodically been listed with NFA as a principal of other NFA members since May 17, 1990.

Code of Ethics

The Fund has no officers or employees and is managed by Invesco Capital Management LLC. Invesco Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

ITEM 11.	EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors. The Managing Owner receives a monthly Management Fee of 1/12th of 0.85% per annum of the daily NAV of the Fund at the end of each month.

For the year ended December 31, 2018, the Fund has incurred Management Fees of $22,341,142 of which $20,938,744 had been paid at December 31, 2018. Management Fees of $1,402,398 were unpaid at December 31, 2018 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2018, the Fund has incurred brokerage commissions of $574,590 of which $574,552 had been paid at December 31, 2018. Brokerage commissions of $38 were unpaid at December 31, 2018 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2017, the Fund has incurred Management Fees of $17,965,282 of which $16,381,238 had been paid at December 31, 2017. Management Fees of $1,584,044 were unpaid at December 31, 2017 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2017, the Fund has incurred brokerage commissions of $492,416 of which $489,637 had been paid at December 31, 2017. Brokerage commissions of $2,779 were unpaid at December 31, 2017 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2016, the Fund has incurred Management Fees of $19,189,799 of which $17,416,409 had been paid at December 31, 2016. Management Fees of $1,773,390 were unpaid at December 31, 2016 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2016, the Fund has incurred brokerage commissions of $759,634 of which $754,620 had been paid at December 31, 2016. Brokerage commissions of $5,014 were unpaid at December 31, 2016 and are reported as a liability on the Statements of Financial Condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2019, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	Invesco Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois 60515	40	100%

Shares	Directors and Officers of Invesco Capital Management LLC as a group	—	Less than 0.01%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2018 and 2017.

	Fiscal Years Ended December 31,
	2018	2017
Audit Fees	$78,660	$86,034
Audit-Related Fees (1)	17,000	—
Tax Fees (2)	1,582,603	1,353,816
All Other Fees	—	—
Total	$1,678,263	$1,439,850

(1)	Audit-Related Fees for fiscal year ended December 31, 2018 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for the years ended December 31, 2018 and 2017 include fees billed for preparing tax forms.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]
4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]
4.2	Form of Participant Agreement [3]

10.1	Form of Escrow Agreement [4]

10.2	Form of Customer Agreement [5]

10.3	Form of Administration Agreement [6]

10.4	Form of Global Custody Agreement [6]

10.5	Form of Transfer Agency and Service Agreement [6]

10.6	Distribution Services Agreement [5]

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund— December 31, 2018 and December 31, 2017, (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund—December 31, 2018, (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund—December 31, 2017, (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund—Years Ended December 31, 2018, 2017 and 2016, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund—Year Ended December 31, 2018, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund—Year Ended December 31, 2017, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund— Year Ended December 31, 2016, (viii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund—Years Ended December 31, 2018, 2017 and 2016, (ix) Notes to Financial Statements of Invesco DB Commodity Index Tracking Fund.

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to a Registration Statement on Form S-1 on September 13, 2005 and incorporated herein by reference.
5	Previously filed as an exhibit to Pre-Effective Amendment No. 5 to a Registration Statement on Form S-1 on December 21, 2005 and incorporated herein by reference.
6	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.
7	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on August 5, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: February 27, 2019		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools