Form 10-Q
period 2019-06-30
Invesco DB Commodity Index Tracking Fund
filed 2019-08-08
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of outstanding Shares as of June 30, 2019: 102,000,000 Shares.

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2019 and December 31, 2018

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $1,292,152,903 and $1,614,486,381, respectively)	$1,292,711,246	$1,614,425,920
Affiliated investments, at value (cost $349,346,276 and $394,929,293, respectively)	349,869,627	395,084,923
Other investments:
Unrealized appreciation on LME Commodity Futures Contracts	572,500	—
Cash held by custodian	280,630	—
Receivable for:
Dividends from affiliates	157,237	267,646
Other receivables	—	17,077
Total assets	$1,643,591,240	$2,009,795,566
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$17,143,624	$3,520,610
LME Commodity Futures Contracts payable	1,714,850	26,258,506
Unrealized depreciation on LME Commodity Futures Contracts	14,851,156	27,076,875
Payable for:
Due to custodian	—	18,960,283
Management fees	1,092,907	1,402,398
Brokerage commissions and fees	5,029	38
Total liabilities	34,807,566	77,218,710
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	631	578
Shareholders' equity—Shares	1,608,783,043	1,932,576,278
Total shareholders' equity	1,608,783,674	1,932,576,856
Total liabilities and equity	$1,643,591,240	$2,009,795,566
General Shares outstanding	40	40
Shares outstanding	102,000,000	133,800,000

Net asset value per share	$15.77	$14.44

Market value per share	$15.72	$14.51

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

June 30, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 2.375% due July 11, 2019	8.50%	$136,726,945	$136,800,000
U.S. Treasury Bills, 2.385% due August 1, 2019	29.56	475,677,308	476,500,000
U.S. Treasury Bills, 2.360% due August 15, 2019	7.69	123,676,437	124,000,000
U.S. Treasury Bills, 2.240% due September 12, 2019(b)	33.24	534,759,555	537,000,000
U.S. Treasury Bills, 2.210% due October 10, 2019	1.36	21,871,001	22,000,000
Total United States Treasury Obligations (cost $1,292,152,903)	80.35%	$1,292,711,246
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $249,990,226)(c)	15.57%	$250,513,577	2,372,400
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.26% (cost $99,356,050)(d)	6.18	99,356,050	99,356,050
Total Affiliated Investments (cost $349,346,276)	21.75%	$349,869,627
Total Investments in Securities (cost $1,641,499,179)	102.10%	$1,642,580,873

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $265,779,020 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of June 30, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	4,735	September - 2019	$100,559,563	$4,417,258	$4,417,258
CBOT Soybean	2,040	November - 2019	94,146,000	(998,718)	(998,718)
CBOT Wheat	3,257	July - 2020	89,038,238	453,766	453,766
COMEX Gold	1,064	February - 2020	152,162,640	11,038,559	11,038,559
COMEX Silver	446	May - 2020	34,805,840	(95,783)	(95,783)
ICE-UK Brent Crude	2,934	November - 2019	186,485,040	(20,950,926)	(20,950,926)
LME Aluminum	1,379	October - 2019	62,253,231	(9,535,994)	(9,535,994)
LME Copper	456	September - 2019	68,354,400	572,500	572,500
LME Zinc	1,146	September - 2019	71,653,650	(5,315,162)	(5,315,162)
NYB-ICE Sugar	6,356	September - 2019	89,838,246	(1,069,793)	(1,069,793)
NYMEX Natural Gas	3,536	April - 2020	84,475,040	(7,239,585)	(7,239,585)
NYMEX NY Harbor ULSD	2,360	May - 2020	190,112,160	(12,597,933)	(12,597,933)
NYMEX RBOB Gasoline	2,920	December - 2019	198,173,976	15,165,006	15,165,006
NYMEX WTI Crude	3,267	February - 2020	186,611,040	4,392,439	4,392,439
Total Commodity Futures Contracts				$(21,764,366)	$(21,764,366)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income
Interest Income	$8,225,294	$11,447,257	$17,419,931	$19,033,572
Dividends from Affiliates	1,989,426	658,916	4,007,435	1,085,554
Total Income	10,214,720	12,106,173	21,427,366	20,119,126
Expenses
Management Fees	3,593,500	6,497,528	7,563,416	11,799,463
Brokerage Commissions and Fees	71,415	59,508	167,759	245,498
Interest Expense	39,553	11,459	254,208	18,237
Total Expenses	3,704,468	6,568,495	7,985,383	12,063,198
Less: Waivers	(88,441)	(107,259)	(187,175)	(219,832)
Net Expenses	3,616,027	6,461,236	7,798,208	11,843,366
Net Investment Income (Loss)	6,598,693	5,644,937	13,629,158	8,275,760
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	20,107	(9,993)	(761)	(5,564)
Commodity Futures Contracts	(22,675,284)	91,323,528	(61,102,553)	149,343,521
Net Realized Gain (Loss)	(22,655,177)	91,313,535	(61,103,314)	149,337,957
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	501,402	603,611	618,804	259,962
Affiliated Investments	249,101	1,020,132	367,721	1,992,816
Commodity Futures Contracts	(1,936,368)	17,443,048	222,035,808	(3,075,603)
Net Change in Unrealized Gain (Loss)	(1,185,865)	19,066,791	223,022,333	(822,825)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(23,841,042)	110,380,326	161,919,019	148,515,132
Net Income (Loss)	$(17,242,349)	$116,025,263	$175,548,177	$156,790,892

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2019	40	$636	111,400,000	$1,772,531,869	$1,772,532,505
Purchases of Shares			—	—	—
Redemption of Shares			(9,400,000)	(146,506,482)	(146,506,482)
Net Increase (Decrease) due to Share Transactions			(9,400,000)	(146,506,482)	(146,506,482)
Net Income (Loss)
Net Investment Income (Loss)		2		6,598,691	6,598,693
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(7)		(22,655,170)	(22,655,177)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		(1,185,865)	(1,185,865)
Net Income (Loss)		(5)		(17,242,344)	(17,242,349)
Net Change in Shareholders' Equity	—	(5)	(9,400,000)	(163,748,826)	(163,748,831)
Balance at June 30, 2019	40	$631	102,000,000	$1,608,783,043	$1,608,783,674

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

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$578	133,800,000	$1,932,576,278	$1,932,576,856
Purchases of Shares			3,200,000	48,178,241	48,178,241
Redemption of Shares			(35,000,000)	(547,519,600)	(547,519,600)
Net Increase (Decrease) due to Share Transactions			(31,800,000)	(499,341,359)	(499,341,359)
Net Income (Loss)
Net Investment Income (Loss)		4		13,629,154	13,629,158
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(18)		(61,103,296)	(61,103,314)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		67		223,022,266	223,022,333
Net Income (Loss)		53		175,548,124	175,548,177
Net Change in Shareholders' Equity	—	53	(31,800,000)	(323,793,235)	(323,793,182)
Balance at June 30, 2019	40	$631	102,000,000	$1,608,783,043	$1,608,783,674

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$175,548,177	$156,790,892
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,867,463,955)	(4,070,548,698)
Proceeds from securities sold and matured	2,207,153,655	3,319,795,140
Cost of affiliated investments purchased	(1,346,323,731)	(1,696,531,792)
Proceeds from affiliated investments sold	1,391,906,748	1,616,363,400
Net accretion of discount on United States Treasury Obligations	(17,356,983)	(19,033,572)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	761	5,564
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(13,784,744)	48,331,922
Change in operating assets and liabilities:
Dividends from affiliates	110,409	(128,995)
Variation margin - Commodity Futures Contracts	13,623,014	(20,483,083)
LME Commodity Futures Contracts	(24,543,656)	3,267,594
Management fees	(309,491)	619,475
Brokerage commissions and fees	4,991	(2,779)
Other receivables	17,077	—
Net cash provided by (used for) operating activities	518,582,272	(661,554,932)
Cash flows from financing activities:
Proceeds from purchases of Shares	48,178,241	1,124,258,264
Redemption of Shares	(547,519,600)	(468,642,896)
Decrease in payable for amount due to custodian, net	(18,960,283)	—
Net cash provided by (used for) financing activities	(518,301,642)	655,615,368
Net change in cash	280,630	(5,939,564)
Cash at beginning of period	—	5,939,564
Cash at end of period	$280,630	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$254,208	$18,237

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2019

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

No distributions were paid for the three and six months ended June 30, 2019 and 2018.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2019 and 2018, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $9.00 and $9.00 per round-turn trade during the three and six months ended June 30, 2019 and 2018, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2019, the Fund had a payable to the Commodity Broker of $1,714,850, related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2018, the Fund had a payable to the Commodity Broker of $26,258,506, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $88,441 and $187,175 for the three and six months ended June 30, 2019, respectively. The Managing Owner waived fees of $107,259 and $219,832 for the three and six months ended June 30, 2018, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed DWS Investment Management Americas, Inc. to serve as the index sponsor (the “Index Sponsor”). The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,292,711,246	$—	$1,292,711,246
Exchange-Traded Fund	250,513,577	—	—	250,513,577
Money Market Mutual Fund	99,356,050	—	—	99,356,050
Total Investments in Securities	349,869,627	1,292,711,246	—	1,642,580,873
Other Investments—Assets(a)
Commodity Futures Contracts	36,039,528	—	—	36,039,528
Other Investments—Liabilities(a)
Commodity Futures Contracts	(57,803,894)	—	—	(57,803,894)
Total Other Investments	(21,764,366)	—	—	(21,764,366)
Total Investments	$328,105,261	$1,292,711,246	$—	$1,620,816,507

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,614,425,920	$—	$1,614,425,920
Exchange-Traded Fund	250,145,856	—	—	250,145,856
Money Market Mutual Fund	144,939,067	—	—	144,939,067
Total Investments in Securities	395,084,923	1,614,425,920	—	2,009,510,843
Other Investments—Assets(a)
Commodity Futures Contracts	9,428,661	—	—	9,428,661
Other Investments—Liabilities(a)
Commodity Futures Contracts	(253,228,835)	—	—	(253,228,835)
Total Other Investments	(243,800,174)	—	—	(243,800,174)
Total Investments	$151,284,749	$1,614,425,920	$—	$1,765,710,669

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$36,039,528	$(57,803,894)	$9,428,661	$(253,228,835)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2019 and December 31, 2018 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of June 30, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$36,039,528	$(67,461,808)	$(31,422,280)	$31,422,280	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$222,631,350	$(253,228,835)	$(30,597,485)	$30,597,485	$—	$—

(a)	As of June 30, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(22,675,284)	$91,323,528
	Net Change in Unrealized Gain (Loss)	(1,936,368)	17,443,048
Total		$(24,611,652)	$108,766,576

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(61,102,553)	$149,343,521
	Net Change in Unrealized Gain (Loss)	222,035,808	(3,075,603)
Total		$160,933,255	$146,267,918

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Average Notional Value	$1,686,714,227	$3,004,408,955	$1,786,476,069	$2,766,163,264

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

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three and six months ended June 30, 2019.

	Value 03/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$250,264,476	$—	$—	$249,101	$—	$250,513,577	$1,501,017

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$250,145,856	$—	$—	$367,721	$—	$250,513,577	$2,946,350

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$15.91	$16.95	$14.44	$16.63
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(0.20)	0.71	1.21	1.01
Net investment income (loss) (a)	0.06	0.03	0.12	0.05
Net income (loss)	(0.14)	0.74	1.33	1.06
Net asset value per Share, end of period	$15.77	$17.69	$15.77	$17.69
Market value per Share, beginning of period (b)	$15.91	$16.98	$14.51	$16.62
Market value per Share, end of period (b)	$15.72	$17.67	$15.72	$17.67

Ratio to average Net Assets (c)
Net investment income (loss)	1.56%	0.74%	1.53%	0.60%
Expenses, after waivers	0.86%	0.85%	0.88%	0.85%
Expenses, prior to waivers	0.88%	0.86%	0.90%	0.87%
Total Return, at net asset value (d)	(0.88)%	4.37%	9.21%	6.37%
Total Return, at market value (d)	(1.19)%	4.06%	8.34%	6.32%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

Index Description

The Managing Owner pays DWS Investment Management Americas, Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, DWS Investment Management Americas, Inc. or any subsidiary or affiliate of Deutsche Bank AG or DWS Investment Management Americas, Inc. (collectively, “Deutsche Bank”). The DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”) is the exclusive property of DWS Investment Management Americas, Inc. “DBIQ” and “Optimum Yield” are service marks of Deutsche Bank AG and have been licensed for use for certain purposes by DWS Investment Management Americas, Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of June 30, 2019:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	11.60%
Ultra Low Sulphur Diesel	11.82
RBOB Gasoline	12.33
Natural Gas	5.25
Brent Crude Oil	11.59
Gold	9.46
Silver	2.16
Aluminum	3.87
Zinc	4.45
Copper Grade A	4.25
Corn	6.25
Wheat	5.53
Soybeans	5.85
Sugar	5.59
Closing Level as of June 30, 2019:	100.00%

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

As of the date of this Report, each of BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG

Americas Securities LLC, Timber Hill LLC, UBS Securities, Virtu Americas, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $518.6 million and $(661.6) million for the six months ended June 30, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2019, $1,867.5 million was paid to purchase United States Treasury Obligations and $2,207.2 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2018, $4,070.5 million was paid to purchase United States Treasury Obligations and $3,319.8 million was received from sales and maturing United States Treasury Obligations. $1,391.9 million was received from sales of affiliated investments and $1,346.3 million was paid to purchase affiliated investments during the six months ended June 30, 2019. $1,616.4 million was received from sales of affiliated investments and $1,696.5 million was paid to purchase affiliated investments during the six months ended June 30, 2018. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) Net cash provided by (used for) operating activities by $(13.8) million and $48.3 million during the six months ended June 30, 2019 and 2018, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(518.3) million and $655.6 million during the six months ended June 30, 2019 and 2018, respectively. This included $48.2 million and $1,124.3 million from Shares purchased by Authorized Participants and $547.5 million and $468.6 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, amounts due to the Custodian decreased by $19.0 million. There were no amounts due to the Custodian for the six months ended June 30, 2018.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Performance Summary

This Report covers the three and six months ended June 30, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Six  Months Ended June 30, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2019 and 2018

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2019	2018	2019	2018
DB Light Crude Oil Indices	(3.53)%	12.22%	21.14%	23.10%
DB Ultra Low Sulphur Diesel Indices	(1.55)	12.07	17.61	14.83
DB Aluminum Indices	(6.62)	6.22	(3.79)	(6.34)
DB Gold Indices	8.78	(5.48)	9.72	(4.39)
DB Corn Indices	13.93	(10.44)	9.21	(3.25)
DB Wheat Indices	9.80	3.17	(1.27)	7.06
DB RBOB Gasoline Indices	(0.77)	11.73	22.47	16.38
DB Natural Gas Indices	(6.93)	(1.17)	(6.73)	(1.07)
DB Silver Indices	0.33	(1.23)	(2.41)	(5.81)
DB Zinc Indices	(12.79)	(12.19)	4.45	(11.20)
DB Copper Grade A Indices	(7.03)	(1.62)	1.33	(8.57)
DB Soybeans Indices	1.02	(15.62)	(0.15)	(9.07)
DB Sugar Indices	(1.98)	(4.38)	1.90	(18.77)
DB Brent Crude Oil Indices	(3.07)	17.75	16.39	23.76
AGGREGATE RETURNS	(0.73)%	4.63%	9.58%	6.89%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

For the three months ended June 30, 2019, the NYSE Arca market value of each Share decreased 1.19% from $15.91 per Share to $15.72 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on March 31, 2019 was as follows: Shares traded at a low of $14.87 per Share (-6.54%) on June 5, 2019, and a high of $16.35 per Share (+2.77%) on April 10, 2019.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2019, the NAV of each Share decreased 0.88% from $15.91 per Share to $15.77 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, RBOB Gasoline, Natural Gas, Zinc, Copper Grade A, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Gold, Corn, Wheat, Silver and Soybeans during the three months ended June 30, 2019, contributing to an overall 1.31% decrease in the level of the Index and to a 0.73% decrease in the level of the DBIQ–OY Diversified TR™.

Net income (loss) for the three months ended June 30, 2019 was $(17.3) million, primarily resulting from $10.2 million of income, net realized gain (loss) of $(22.7) million, net change in unrealized gain (loss) of $(1.2) million and operating expenses of $3.6 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018

Fund Share Price Performance

For the six months ended June 30, 2019, the NYSE Arca market value of each Share increased 8.34% from $14.51 per Share to $15.72 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $14.53 per Share (+0.14%) on January 2, 2019, and a high of $16.35 per Share (+12.69%) on April 10, 2019.

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

Fund Share Net Asset Performance

For the six months ended June 30, 2019, the NAV of each Share increased 9.21% from $14.44 per Share to $15.77 per Share. Rising commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Gold, Corn, RBOB Gasoline, Zinc, Copper Grade A, Sugar and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Aluminum, Wheat, Natural Gas, Silver and Soybeans during the six months ended June 30, 2019, contributing to an overall 8.30% increase in the level of the Index and to a 9.58% increase in the level of the DBIQ–OY Diversified TR™.

Net income (loss) for the six months ended June 30, 2019 was $175.5 million, primarily resulting from $21.4 million of income, net realized gain (loss) of $(61.1) million, net change in unrealized gain (loss) of $223.0 million and operating expenses of $7.8 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2019.

				For the Six Months Ended
				June 30, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,608,783,674	0.80%	$29,882,909	4

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,932,576,856	0.78%	$35,119,321	23

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

The following were the primary trading risk exposures of the Fund as of June 30, 2019 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On June 18, 2019, the SEC adopted amendments to the Loan Rule (the “Amendments”) addressing many of the issues that led to the issuance of the no-action letter. The Amendments will become effective and supersede the no-action letter on October 3, 2019. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Fund’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Funds relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Fund’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

If in the future the independence of PricewaterhouseCoopers LLP is called into question under the Loan Rule by circumstances that are not addressed in the SEC’s no-action letter, the Fund will need to take other action in order for the Fund’s filings with the SEC containing financial statements to be deemed compliant with applicable securities laws. Such additional actions could result in additional costs, impair the ability of the Fund to issue new shares or have other material adverse effects on the Fund. The SEC no-action relief was initially set to expire eighteen (18) months from issuance but has been extended by the SEC without an expiration date, except that the no-action letter will be withdrawn upon the effectiveness of the Amendments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2019 to April 30, 2019	2,400,000	$16.11
May 1, 2019 to May 31, 2019	2,800,000	$15.61
June 1, 2019 to June 30, 2019	4,200,000	$15.27
Total	9,400,000	$15.59
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – June 30, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - June 30, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Six Months Ended June 30, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2019 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund- For the Three Months Ended June 30, 2018 (Unaudited), (vii) the Statement of Changes in Shareholders’

Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2019 (Unaudited), (viii) the

Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund- For the Six Months Ended

June 30, 2018 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2019 and 2018 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund– June 30, 2019.

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: August 7, 2019		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools