Form 10-Q
period 2020-03-31
Invesco DB Commodity Index Tracking Fund
filed 2020-05-08
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of outstanding Shares as of March 31, 2020: 69,000,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

March 31, 2020 and December 31, 2019

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $474,568,360 and $664,622,057, respectively)	$474,944,195	$664,863,392
Affiliated investments, at value (cost $283,023,520 and $767,489,717, respectively)	284,958,450	767,882,587
Other investments:
Unrealized appreciation on LME Commodity Futures Contracts	—	7,078,689
Cash held by custodian	11,448,069	—
Receivable for:
Dividends from affiliates	77,143	346,785
Securities sold	30,000,280	—
Fund shares sold	2,268,548	—
Total assets	$803,696,685	$1,440,171,453
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$5,624,988	$8,060,074
LME Commodity Futures Contracts payable	3,017,981	2,496,880
Unrealized depreciation on LME Commodity Futures Contracts	15,220,023	—
Payable for:
Management fees	630,681	954,189
Brokerage commissions and fees	3,913	3,227
Total liabilities	24,497,586	11,514,370
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	452	638
Shareholders' equity—Shares	779,198,647	1,428,656,445
Total shareholders' equity	779,199,099	1,428,657,083
Total liabilities and equity	$803,696,685	$1,440,171,453
General Shares outstanding	40	40
Shares outstanding	69,000,000	89,600,000

Net asset value per share	$11.29	$15.94

Market value per share	$11.26	$15.96

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

March 31, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 1.520% due April 2, 2020 (b)	16.68%	$130,000,035	$130,000,000
U.S. Treasury Bills, 1.505% due May 28, 2020	23.74	184,980,960	185,000,000
U.S. Treasury Bills, 0.085% due July 2, 2020	20.53	159,963,200	160,000,000
Total United States Treasury Obligations (cost $474,568,360)	60.95%	$474,944,195
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $249,990,226) (c)	32.33%	$251,925,156	2,372,400
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 0.54% (cost $33,033,294) (d)	4.24	33,033,294	33,033,294
Total Affiliated Investments (cost $283,023,520)	36.57%	$284,958,450
Total Investments in Securities (cost $757,591,880)	97.52%	$759,902,645

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $154,000,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2020.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,021	September - 2020	$52,829,737	$(9,882,840)	$(9,882,840)
CBOT Soybean	1,237	November - 2020	54,273,375	(5,295,744)	(5,295,744)
CBOT Wheat	2,284	July - 2020	64,237,500	2,152,865	2,152,865
COMEX Gold	567	February - 2021	90,640,620	153,123	153,123
COMEX Silver	250	May - 2020	17,695,000	(2,144,753)	(2,144,753)
ICE-UK Brent Crude	2,171	November - 2020	81,586,180	(37,953,333)	(37,953,333)
LME Aluminum	973	May - 2020	36,834,131	(4,581,750)	(4,581,750)
LME Copper	298	June - 2020	36,883,088	(5,863,817)	(5,863,817)
LME Zinc	715	June - 2020	34,047,406	(4,774,456)	(4,774,456)
NYB-ICE Sugar	4,119	September - 2020	49,638,893	(8,843,536)	(8,843,536)
NYMEX Natural Gas	2,444	April - 2020	40,081,600	(22,281,694)	(22,281,694)
NYMEX NY Harbor ULSD	1,689	May - 2020	72,186,509	(70,441,986)	(70,441,986)
NYMEX RBOB Gasoline	2,047	November - 2020	67,309,045	(65,078,521)	(65,078,521)
NYMEX WTI Crude	2,302	February - 2021	80,800,200	(36,054,931)	(36,054,931)
Total Commodity Futures Contracts				$(270,891,373)	$(270,891,373)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020	11.74%	$167,757,450	$168,000,000
U.S. Treasury Bills, 1.560% due March 5, 2020	1.33	18,950,208	19,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020 (b)	33.47	478,155,734	480,000,000
Total United States Treasury Obligations (cost $664,622,057)	46.54%	$664,863,392
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $249,990,226) (c)	17.53%	$250,383,096	2,372,400
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 1.47% (cost $517,499,491) (d)	36.22	517,499,491	517,499,491
Total Affiliated Investments (cost $767,489,717)	53.75%	$767,882,587
Total Investments in Securities (cost $1,432,111,774)	100.29%	$1,432,745,979

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $153,399,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Income
Interest Income	$2,653,349	$9,194,637
Dividends from Affiliates	2,028,849	2,018,009
Total Income	4,682,198	11,212,646
Expenses
Management Fees	2,481,465	3,969,916
Brokerage Commissions and Fees	95,778	96,344
Interest Expense	22,212	214,655
Total Expenses	2,599,455	4,280,915
Less: Waivers	(178,500)	(98,734)
Net Expenses	2,420,955	4,182,181
Net Investment Income (Loss)	2,261,243	7,030,465
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	149,132	(20,868)
Commodity Futures Contracts	(64,626,082)	(38,427,269)
Net Realized Gain (Loss)	(64,476,950)	(38,448,137)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	134,500	117,402
Affiliated Investments	1,542,060	118,620
Commodity Futures Contracts	(318,585,768)	223,972,176
Net Change in Unrealized Gain (Loss)	(316,909,208)	224,208,198
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(381,386,158)	185,760,061
Net Income (Loss)	$(379,124,915)	$192,790,526

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$638	89,600,000	$1,428,656,445	$1,428,657,083
Purchases of Shares			2,600,000	40,401,869	40,401,869
Redemption of Shares			(23,200,000)	(310,734,938)	(310,734,938)
Net Increase (Decrease) due to Share Transactions			(20,600,000)	(270,333,069)	(270,333,069)
Net Income (Loss)
Net Investment Income (Loss)		1		2,261,242	2,261,243
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(32)		(64,476,918)	(64,476,950)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(155)		(316,909,053)	(316,909,208)
Net Income (Loss)		(186)		(379,124,729)	(379,124,915)
Net Change in Shareholders' Equity	—	(186)	(20,600,000)	(649,457,798)	(649,457,984)
Balance at March 31, 2020	40	$452	69,000,000	$779,198,647	$779,199,099

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(379,124,915)	$192,790,526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(344,150,134)	(717,469,849)
Proceeds from securities sold and matured	506,996,264	893,450,782
Cost of affiliated investments purchased	(317,285,890)	(914,538,133)
Proceeds from affiliated investments sold	801,752,087	990,145,147
Net accretion of discount on United States Treasury Obligations	(2,643,581)	(9,157,734)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(149,132)	20,868
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	20,622,152	(34,953,572)
Change in operating assets and liabilities:
Dividends from affiliates	269,642	89,147
Variation margin - Commodity Futures Contracts	(2,435,086)	(2,949,814)
LME Commodity Futures Contracts	521,101	(25,505,506)
Management fees	(323,508)	(148,480)
Brokerage commissions and fees	686	4,695
Other receivables	—	17,077
Net cash provided by (used in) operating activities	284,049,686	371,795,154
Cash flows from financing activities:
Proceeds from purchases of Shares	38,133,321	48,178,241
Redemption of Shares	(310,734,938)	(401,013,118)
Increase (decrease) in payable for amount due to custodian	—	(18,960,277)
Net cash provided by (used in) financing activities	(272,601,617)	(371,795,154)
Net change in cash	11,448,069	—
Cash at beginning of period	—	—
Cash at end of period	$11,448,069	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$22,212	$214,655

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

March 31, 2020

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

No distributions were paid for the three months ended March 31, 2020 and 2019.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2020 and 2019, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $9.00 and $9.00 per round-turn trade during the three months ended March 31, 2020 and 2019, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of March 31, 2020, the Fund had a payable to the Commodity Broker of $3,017,981, related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2019, the Fund had a payable to the Commodity Broker of $2,496,880, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $178,500 and $98,734 for the three months ended March 31, 2020 and 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$474,944,195	$—	$474,944,195
Exchange-Traded Fund	251,925,156	—	—	251,925,156
Money Market Mutual Fund	33,033,294	—	—	33,033,294
Total Investments in Securities	284,958,450	474,944,195	—	759,902,645
Other Investments—Assets(a)
Commodity Futures Contracts	2,305,988	—	—	2,305,988
Other Investments—Liabilities(a)
Commodity Futures Contracts	(273,197,361)	—	—	(273,197,361)
Total Other Investments	(270,891,373)	—	—	(270,891,373)
Total Investments	$14,067,077	$474,944,195	$—	$489,011,272

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$664,863,392	$—	$664,863,392
Exchange-Traded Fund	250,383,096	—	—	250,383,096
Money Market Mutual Fund	517,499,491	—	—	517,499,491
Total Investments in Securities	767,882,587	664,863,392	—	1,432,745,979
Other Investments—Assets(a)
Commodity Futures Contracts	67,605,844	—	—	67,605,844
Other Investments—Liabilities(a)
Commodity Futures Contracts	(19,911,449)	—	—	(19,911,449)
Total Other Investments	47,694,395	—	—	47,694,395
Total Investments	$815,576,982	$664,863,392	$—	$1,480,440,374

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$2,305,988	$(273,197,361)	$67,605,844	$(19,911,449)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2020 and December 31, 2019 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2020, net by contract:

	Financial Derivative Assets (a)	Financial Derivative Liabilities(a)		Collateral (Received)/Pledged(b)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$252,352,350	$(273,197,361)	$(20,845,011)	$20,845,011	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2019, net by contract:

	Financial Derivative Assets(a)	Financial Derivative Liabilities(a)		Collateral (Received)/Pledged(b)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$67,605,844	$(68,587,229)	$(981,385)	$981,385	$—	$—

(a)	Includes cumulative margin movements. The daily variation margin receivable (payable) for commodity futures contracts at period-end is recorded in the Statements of Financial Condition.
(b)	As of March 31, 2020 and December 31, 2019, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(64,626,082)	$(38,427,269)
	Net Change in Unrealized Gain (Loss)	(318,585,768)	223,972,176
Total		$(383,211,850)	$185,544,907

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2020	2019
Average Notional Value	$1,141,788,698	$1,882,782,360

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

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three months ended March 31, 2020.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2020	Dividend Income
Invesco Treasury Collateral ETF	$250,383,096	$—	$—	$1,542,060	$—	$251,925,156	$1,043,595

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$15.94	$14.44
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(4.68)	1.41
Net investment income (loss) (a)	0.03	0.06
Net income (loss)	(4.65)	1.47
Net asset value per Share, end of period	$11.29	$15.91
Market value per Share, beginning of period (b)	$15.96	$14.51
Market value per Share, end of period (b)	$11.26	$15.91

Ratio to average Net Assets (c)
Net investment income (loss)	0.77%	1.51%
Expenses, after waivers	0.83%	0.90%
Expenses, prior to waivers	0.89%	0.92%
Total Return, at net asset value (d)	(29.17)%	10.18%
Total Return, at market value (d)	(29.45)%	9.65%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of March 31, 2020:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	10.37%
Ultra Low Sulphur Diesel	9.26
RBOB Gasoline	8.64
Natural Gas	5.14
Brent Crude Oil	10.47
Gold	11.64
Silver	2.27
Aluminum	4.73
Zinc	4.37
Copper Grade A	4.74
Corn	6.78
Wheat	8.25
Soybeans	6.97
Sugar	6.37
Closing Level as of March 31, 2020:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $284.0 million and $371.8 million for the three months ended March 31, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in futures contracts in an attempt to track its Index. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2020, $344.2 million was paid to purchase United States Treasury Obligations and $507.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2019, $717.5 million was paid to purchase United States Treasury Obligations and $893.5 million was received from sales and maturing United States Treasury Obligations. $801.8 million was received from sales of affiliated investments and $317.3 million was paid to purchase affiliated investments during the three months ended March 31, 2020. $990.1 million was received from sales of affiliated investments and $914.5 million was paid to purchase affiliated investments during the three months ended March 31, 2019. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) Net cash provided by (used in) operating activities by $20.6 million and $(35.0) million during the three months ended March 31, 2020 and 2019, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(272.6) million and $(371.8) million during the three months ended March 31, 2020 and 2019, respectively. This included $38.1 million and $48.2 million from Shares purchased by Authorized Participants and $310.7 million and $401.0 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2019, amounts due to the Custodian decreased by $19.0 million. There were no amounts due to the Custodian for the three months ended March 31, 2020.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The DBIQ Optimum Yield Diversified Commodity Index Total Return ™, (the “DBIQ-OY Diversified TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past results of the Index and the DBIQ-OY Diversified TR™ are not necessarily indicative of future changes, positive or negative.

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2020 and 2019

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended
	March 31,
Underlying Index	2020	2019
DB Light Crude Oil Indices	(42.52)%	25.57%
DB Ultra Low Sulphur Diesel Indices	(48.23)	19.46
DB Aluminum Indices	(16.22)	3.03
DB Gold Indices	3.16	0.87
DB Corn Indices	(12.53)	(4.14)
DB Wheat Indices	0.10	(10.08)
DB RBOB Gasoline Indices	(50.43)	23.42
DB Natural Gas Indices	(24.83)	0.21
DB Silver Indices	(21.17)	(2.73)
DB Zinc Indices	(15.83)	19.76
DB Copper Grade A Indices	(19.74)	8.99
DB Soybeans Indices	(10.09)	(1.16)
DB Sugar Indices	(22.26)	3.96
DB Brent Crude Oil Indices	(42.80)	20.08
AGGREGATE RETURNS	(29.25)%	10.38%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2019

Fund Share Price Performance

For the three months ended March 31, 2020, the NYSE Arca market value of each Share decreased from $15.96 per Share to $11.26 per Share. The Share price low and high for the three months ended March 31, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $10.80 per Share (-32.34%) on March 18, 2020, and a high of $16.19 per Share (+1.44%) on January 7, 2020. The total return for the Fund, on a market value basis, was -29.45%.

For the three months ended March 31, 2019, the NYSE Arca market value of each Share increased from $14.51 per Share to $15.91 per Share. The Share price low and high for the three months ended March 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $14.53 per Share (-0.14%) on January 2, 2019, and a high of $16.16 per Share (+11.38%) on March 20, 2019. The total return for the Fund, on a market value basis, was 9.65%.

Fund Share Net Asset Performance

For the three months ended March 31, 2020, the NAV of each Share decreased from $15.94 per Share to $11.29 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Corn, RBOB Gasoline, Natural Gas, Silver, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Gold and Wheat during the three months ended March 31, 2020, contributing to an overall -29.45% decrease in the level of the Index and to a -29.25% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund, on a NAV basis, was -29.17%.

Net income (loss) for the three months ended March 31, 2020 was $(379.1) million, primarily resulting from $4.7 million of income, net realized gain (loss) of $(64.5) million, net change in unrealized gain (loss) of $(316.9) million and operating expenses of $2.4 million.

For the three months ended March 31, 2019, the NAV of each Share increased from $14.44 per Share to $15.91 per Share. Rising commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, RBOB Gasoline, Natural Gas, Zinc, Copper Grade A, Sugar and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Corn, Wheat, Silver and Soybeans during the three months ended March 31, 2019, contributing to an overall 9.74% increase in the level of the Index and to a 10.38% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund, on a NAV basis, was 10.18%.

Net income (loss) for the three months ended March 31, 2019 was $192.8 million, primarily resulting from $11.2 million of income, net realized gain (loss) of $(38.4) million, net change in unrealized gain (loss) of $224.2 million and operating expenses of $4.2 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2019.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2020.

				For the Three Months Ended
				March 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$779,199,099	1.06%	$19,246,265	20

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,428,657,083	0.76%	$25,370,657	11

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

The following were the primary trading risk exposures of the Fund as of March 31, 2020 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.Risk Factors.

Recent Risks Related to Investing in Oil Markets

As the impact of the 2020 pandemic-related price volatility passes through various sectors of the financial and commodity markets, unusual developments in the crude oil markets have occurred. The oil markets are characterized by extreme volatility, and have experienced volatile price swings recently. On April 20th, the last trading day before expiration of the NYMEX West Texas Intermediate (“WTI”) May 2020 crude oil futures contract, futures contract prices fell below zero to historic lows, with the May 2020 WTI futures contract trading as low as negative $37.63. As of the date of this Report (and at the time the WTI May 2020 crude oil futures contract price fell to a negative level), the Fund invests in the WTI futures contract for March 2021. If that, or any other futures contract held by the Fund at a future date, were to reach a negative price, investors in the Fund could lose a significant portion or all of their investment.

In addition to the risks associated with the super contango market that occurred in April of 2020 (described below), the generally-unprecedented market conditions spurred by the 2020 pandemic have heightened certain risks associated with investment in commodity markets generally, as well as investment in the Fund specifically.  Accordingly, investors should consider each of the following risks carefully, as well as the more “general” risks described in the Prospectus, when considering an investment in the Fund.

Inadequate Oil Storage Capacity Affects the Futures Market.

In April of 2020, the collapse of demand for fuel following government restrictions on travel created an oversupply of crude oil production that rapidly filled most available oil storage facilities. Market participants who contractually promised to buy and take delivery of crude oil found themselves with nowhere to store the crude oil and at risk of default under the terms of the May 2020 WTI futures contract.  The scarcity in storage was widespread, and some market participants took the extreme measure of selling their futures contracts at a negative price (effectively paying another market participant to take their crude oil).  As a result, for the first time in history, crude oil futures contracts traded below zero.

Oversupply of oil may continue, impacting futures contracts of additional delivery months.  Such circumstances may arise due to: (i) disruptions in oil pipelines and other means to get oil out of storage and delivered to refineries (as might occur due to infrastructure deterioration, work stoppages, or weather/disaster); (ii) investor demand for futures contracts as an investment opportunity driving increased production; or (iii) potential U.S. government intervention (in the form of grants or other aid) to keep oil producers, and the workers they employ, in service.

The economic impact of crude oil’s negative price is not fully known at this time and it is not certain whether crude oil will trade at negative prices again in the future. The Fund may experience significant losses if it holds positions in futures contracts that trade at negative prices.

Trading Limitations Could Be Imposed on the Fund.

Market volatility and economic turbulence in the first half of 2020 has led to futures commission merchants increasing margin requirements for certain futures contracts, including nearer-dated WTI and other oil futures contracts. Some futures commission merchants may impose trading limitations, whether in the form of limits or prohibitions on trading oil futures contracts. If the Fund is subject to increased margin requirements, it will incur increased costs in achieving its investment objective. The Fund may not be able to achieve its investment objective if it becomes subject to heightened trading limitations.

Fund Closures and Trading Halts.

In light of the extraordinary market circumstances, other exchange traded products that provide its investors with exposure to oil have liquidated or halted issuing creation units. With less available investment options, the Fund may experience greater-than-normal investment activity. Such activity could disrupt the Fund’s Creation Unit process, as described more fully below.  Additionally, outflows or liquidations in other commodity pooled investment vehicles may result downward price pressure on the related futures contracts as the commodity pools liquidate positions.

Risk that the Fund Will Experience Losses As a Result of Global Economic Shocks.

In March 2020, U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets. Economic turmoil continued into April 2020, with those in the United States who have requested unemployment benefits since the outbreak of the novel coronavirus (“COVID-19”) reaching 26 million people as of the week ending April 18, 2020. In response to COVID-19, the United States Congress has passed relief packages totaling more than $2.5 trillion, including $2 trillion of economic relief made available in the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Although oil prices rallied during 2019 with higher prices supported by continued compliance with OPEC+ production cuts, US sanctions against Venezuela and Iran, tension in the Gulf region, and an oversupply of oil with inadequate storage capacity, prices fell to historic lows in April 2020. Contemporaneous with the onset of the COVID-19 pandemic in the US, oil experienced shocks to supply and demand, impacting the price and volatility of oil. With the oversupply of oil, caused at least in part to the COVID-19-driven significantly low demand, the oil market volatility continued through the end of April. The global economic shocks being experienced as of the date hereof may cause significant losses to the Fund.

The Effects of Super Contangoed Market Are More Exaggerated Than Rolling Futures Contracts In A Contangoed Market.

Pursuant to the Index’s methodology, the Index Commodities roll from one futures contract to another futures contract that is intended to generate the most favorable ‘implied roll yield’ under prevailing market conditions, rather than rolling to a new futures contract based on a predetermined schedule (e.g., monthly). Where there is an upward-sloping price curve for futures contracts, the implied roll yield is expected to be negative, which is a market condition called “contango”. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. The Index’s selection of a new futures contract on the Index Commodities in such market conditions is designed to minimize the impact of negative roll yield.

Super contango exists when the futures contracts for the month next to occur (e.g., the June 2020 futures contract available in May 2020) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. In April 2020, the WTI futures contract with a May 2020 delivery date entered super contango, resulting in significant losses for investors in this contract. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market.

Risk that the COVID-19 Pandemic Will Cause Economic Turmoil.

As of the date of this Report, there has been an outbreak of a novel and highly contagious form of coronavirus, COVID-19, which has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

The impact of the outbreak of COVID-19 has been extensive in many aspects of society. The outbreak has resulted in numerous deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global financial markets and the economies of nations where the coronavirus disease has arisen. Many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence is being materially adversely affected by this outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Such health crisis could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments.

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak is rapidly evolving, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Partner’s personnel is working remotely and travel is restricted. Although the Managing Partner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

This outbreak of COVID-19, or any future epidemic or pandemic similar to COVID-19, SARS, H1N1/09 flu or MERS, could have a significant adverse impact on the Fund and its investments, could adversely affect the Fund’s ability to fulfill its investment objectives, and could result in significant losses to the Fund. The extent of the impact of any outbreak on the performance of the Fund and its investments depend on many factors, including the duration and scope of such outbreak, the development and distribution of treatments and vaccines for viruses such as COVID-19, the extent of its disruption to important global, regional and local supply chains and economic markets, and the impact of such outbreak on overall supply and demand, investor liquidity, consumer confidence and levels of economic activity, all of which are highly uncertain and cannot be predicted.

An Unanticipated Number of Creation Requests During a Short Period of Time Could Result in a Shortage of Shares.

The Managing Owner continuously evaluates whether the amount of Shares registered and available to meet Creation Unit orders remains adequate. However, if the Managing Owner receives a substantial number of requests for Creation Units during a relatively short period of time that substantially differ from typical creation volumes, as a result of market volatility or otherwise (including during a pandemic such as COVID-19), the Fund may not have sufficient Shares outstanding to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Units. In such instances, demand for Shares on the Exchange may exceed the supply available, due to Authorized Participants being unable to meet such demand by purchasing new Shares from the Fund.  As a result, Shares may trade at premium to the NAV per share of the Fund.

Margin Requirements and Risk Limits for Futures Contracts may Limit the Fund’s Ability to Achieve Sufficient Exposure and Prevent the Fund from Achieving its Investment Objective.

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

An FCM may compute margin requirements multiple times per day and must do so at least once per day. When the Fund has an open futures contract position, it is subject to daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts require only a small initial investment in the form of a deposit or initial margin, they involve a high degree of leverage. A Fund with open positions is subject to maintenance or variation margin on its open positions. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the FCM. If the margin call is not met within a reasonable time, the FCM may close out the Fund’s position, which may result in reduced returns to the Fund’s investors or impair the Fund from achieving its investment objective. If the Fund has insufficient cash to meet daily variation margin requirements, it may need to sell assets at a time when doing so is disadvantageous. Futures markets are highly volatile in general, and may become more volatile during periods of market or economic volatility, and the use of or exposure to futures contracts may increase volatility of the Fund’s NAV.

In addition, an FCM may impose margin requirements in addition to those imposed by the clearinghouse. Margin requirements are subject to change on any given day, and may be raised in the future on a single day or on multiple or successive days by either or both of the clearinghouse and the FCM. High margin requirements could prevent the Fund from obtaining sufficient exposure to futures contracts and may adversely affect the Fund’s ability to achieve its investment objective. An FCM’s failure to return required margin to the Fund on a timely basis may cause the Fund to delay redemption settlement dates or restrict, postpone, or limit the right of redemption.

Futures contracts are subject to liquidity risk. An FCM may impose risk limits on the Fund, which restrict the amount of exposure to futures contracts that the Fund can obtain through the FCM. If the risk limits imposed by an FCM do not provide sufficient exposure, the Fund may not be able to achieve its investment objective.

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

Additionally, natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including pandemics and epidemics, have been and may be highly disruptive to economies and markets, adversely impacting individual companies, sectors, industries, markets, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Fund’s investments. Given the increasing interdependence among global economies and markets, conditions in one country, market, or region are increasingly likely to adversely affect markets, issuers, and/or foreign exchange rates in other countries, including the U.S. Any such events could have a significant adverse impact on the value of the Fund’s investments and could result in increased premiums or discounts to the Fund’s NAV. Additionally, the Fund rebalances its portfolio in accordance with the Index, and, therefore, any changes to the Index’s rebalance schedule will result in corresponding changes to the Fund’s rebalance schedule.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2020 to January 31, 2020	5,000,000	$15.44
February 1, 2020 to February 29, 2020	6,600,000	$14.45
March 1, 2020 to March 31, 2020	11,600,000	$11.91
Total	23,200,000	$13.39
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – March 31, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - March 31, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2019 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2020 and 2019 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund– March 31, 2020.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 7, 2020		By:	/S/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: May 7, 2020		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools