Form 10-Q
period 2020-06-30
Invesco DB Commodity Index Tracking Fund
filed 2020-08-07
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of outstanding Shares as of June 30, 2020: 69,200,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $304,965,238 and $664,622,057, respectively)	$304,963,886	$664,863,392
Affiliated investments, at value (cost $517,079,406 and $767,489,717, respectively)	517,808,203	767,882,587
Other investments:
Variation margin receivable- Commodity Futures Contracts	3,257,313	—
LME Commodity Futures Contracts receivable	98,530	—
Unrealized appreciation on LME Commodity Futures Contracts	9,469,644	7,078,689
Cash held by custodian	11,242,801	—
Receivable for:
Dividends from affiliates	29,093	346,785
Fund shares sold	4,920,622	—
Total assets	$851,790,092	$1,440,171,453
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$8,060,074
LME Commodity Futures Contracts payable	—	2,496,880
Payable for:
Management fees	517,910	954,189
Brokerage commissions and fees	4,577	3,227
Total liabilities	522,487	11,514,370
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	492	638
Shareholders' equity—Shares	851,267,113	1,428,656,445
Total shareholders' equity	851,267,605	1,428,657,083
Total liabilities and equity	$851,790,092	$1,440,171,453
General Shares outstanding	40	40
Shares outstanding	69,200,000	89,600,000

Net asset value per share	$12.30	$15.94

Market value per share	$12.32	$15.96

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

June 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.105% due July 2, 2020	18.79%	$159,999,633	$160,000,000
U.S. Treasury Bills, 0.170% due September 10, 2020 (b)	17.03	144,964,253	145,000,000
Total United States Treasury Obligations (cost $304,965,238)	35.82%	$304,963,886
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $180,443,123) (c)	21.28%	$181,171,920	1,712,400
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 0.08% (cost $336,636,283) (c)(d)	39.55	336,636,283	336,636,283
Total Affiliated Investments (cost $517,079,406)	60.83%	$517,808,203
Total Investments in Securities (cost $822,044,644)	96.65%	$822,772,089

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $119,964,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2020.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,022	September - 2020	$51,600,650	$(10,588,063)	$(10,588,063)
CBOT Soybean	1,238	November - 2020	54,611,275	(4,765,724)	(4,765,724)
CBOT Wheat	2,265	September - 2020	55,690,687	(3,022,829)	(3,022,829)
COMEX Gold	568	February - 2021	103,802,000	12,815,529	12,815,529
COMEX Silver	246	May - 2021	23,416,740	4,592,898	4,592,898
ICE-UK Brent Crude	2,172	November - 2020	91,115,400	(27,119,369)	(27,119,369)
LME Aluminum	911	May - 2021	38,113,963	2,531,019	2,531,019
LME Copper	294	May - 2021	44,342,550	5,614,087	5,614,087
LME Zinc	714	August - 2020	36,449,700	1,324,538	1,324,538
NYB-ICE Sugar	4,122	September - 2020	55,215,014	(3,042,258)	(3,042,258)
NYMEX Natural Gas	1,748	April - 2021	42,703,640	819,892	819,892
NYMEX NY Harbor ULSD	1,279	May - 2021	69,559,438	8,947,791	8,947,791
NYMEX RBOB Gasoline	2,050	November - 2020	92,591,940	(37,893,885)	(37,893,885)
NYMEX WTI Crude	2,303	February - 2021	92,050,910	(23,581,185)	(23,581,185)
Total Commodity Futures Contracts				$(73,367,559)	$(73,367,559)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020	11.74%	$167,757,450	$168,000,000
U.S. Treasury Bills, 1.560% due March 5, 2020	1.33	18,950,208	19,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020 (b)	33.47	478,155,734	480,000,000
Total United States Treasury Obligations (cost $664,622,057)	46.54%	$664,863,392
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $249,990,226) (c)	17.53%	$250,383,096	2,372,400
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 1.47% (cost $517,499,491) (c)(d)	36.22	517,499,491	517,499,491
Total Affiliated Investments (cost $767,489,717)	53.75%	$767,882,587
Total Investments in Securities (cost $1,432,111,774)	100.29%	$1,432,745,979

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $153,399,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2019.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,905	September - 2020	$78,295,250	$(3,026,104)	$(3,026,104)
CBOT Soybean	1,602	November - 2020	78,397,875	1,276,086	1,276,086
CBOT Wheat	2,954	July - 2020	83,228,950	3,287,335	3,287,335
COMEX Gold	749	February - 2020	114,080,190	14,071,689	14,071,689
COMEX Silver	323	May - 2020	29,084,535	3,636,158	3,636,158
ICE-UK Brent Crude	2,802	January - 2020	184,932,000	10,124,770	10,124,770
LME Aluminum	1,259	April - 2020	57,111,388	1,559,850	1,559,850
LME Copper	386	June - 2020	59,694,900	4,507,945	4,507,945
LME Zinc	924	March - 2020	52,546,725	1,010,894	1,010,894
NYB-ICE Sugar	5,329	September - 2020	82,842,502	7,476,859	7,476,859
NYMEX Natural Gas	3,161	April - 2020	69,162,680	(12,073,446)	(12,073,446)
NYMEX NY Harbor ULSD	2,184	May - 2020	180,823,407	(4,811,899)	(4,811,899)
NYMEX RBOB Gasoline	2,649	November - 2020	176,221,546	6,030,558	6,030,558
NYMEX WTI Crude	3,000	February - 2020	182,310,000	14,623,700	14,623,700
Total Commodity Futures Contracts				$47,694,395	$47,694,395

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income
Interest Income	$447,854	$8,225,294	$3,101,203	$17,419,931
Dividends from Affiliates	572,750	1,989,426	2,601,599	4,007,435
Total Income	1,020,604	10,214,720	5,702,802	21,427,366
Expenses
Management Fees	1,681,693	3,593,500	4,163,158	7,563,416
Brokerage Commissions and Fees	67,584	71,415	163,362	167,759
Interest Expense	13,706	39,553	35,918	254,208
Total Expenses	1,762,983	3,704,468	4,362,438	7,985,383
Less: Waivers	(150,374)	(88,441)	(328,874)	(187,175)
Net Expenses	1,612,609	3,616,027	4,033,564	7,798,208
Net Investment Income (Loss)	(592,005)	6,598,693	1,669,238	13,629,158
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	20,107	149,132	(761)
Affiliated Investments	384,050	—	384,050	—
Commodity Futures Contracts	(126,911,377)	(22,675,284)	(191,537,459)	(61,102,553)
Net Realized Gain (Loss)	(126,527,327)	(22,655,177)	(191,004,277)	(61,103,314)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(377,187)	501,402	(242,687)	618,804
Affiliated Investments	(1,206,133)	249,101	335,927	367,721
Commodity Futures Contracts	197,523,814	(1,936,368)	(121,061,954)	222,035,808
Net Change in Unrealized Gain (Loss)	195,940,494	(1,185,865)	(120,968,714)	223,022,333
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	69,413,167	(23,841,042)	(311,972,991)	161,919,019
Net Income (Loss)	$68,821,162	$(17,242,349)	$(310,303,753)	$175,548,177

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2020	40	$452	69,000,000	$779,198,647	$779,199,099
Purchases of Shares			3,600,000	41,542,224	41,542,224
Redemption of Shares			(3,400,000)	(38,294,880)	(38,294,880)
Net Increase (Decrease) due to Share Transactions			200,000	3,247,344	3,247,344
Net Income (Loss)
Net Investment Income (Loss)		—		(592,005)	(592,005)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(58)		(126,527,269)	(126,527,327)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		98		195,940,396	195,940,494
Net Income (Loss)		40		68,821,122	68,821,162
Net Change in Shareholders' Equity	—	40	200,000	72,068,466	72,068,506
Balance at June 30, 2020	40	$492	69,200,000	$851,267,113	$851,267,605

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

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$638	89,600,000	$1,428,656,445	$1,428,657,083
Purchases of Shares			6,200,000	81,944,093	81,944,093
Redemption of Shares			(26,600,000)	(349,029,818)	(349,029,818)
Net Increase (Decrease) due to Share Transactions			(20,400,000)	(267,085,725)	(267,085,725)
Net Income (Loss)
Net Investment Income (Loss)		1		1,669,237	1,669,238
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(90)		(191,004,187)	(191,004,277)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(57)		(120,968,657)	(120,968,714)
Net Income (Loss)		(146)		(310,303,607)	(310,303,753)
Net Change in Shareholders' Equity	—	(146)	(20,400,000)	(577,389,332)	(577,389,478)
Balance at June 30, 2020	40	$492	69,200,000	$851,267,113	$851,267,605

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(310,303,753)	$175,548,177
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(489,100,200)	(1,867,463,955)
Proceeds from securities sold and matured	851,996,545	2,207,153,655
Cost of affiliated investments purchased	(978,646,548)	(1,346,323,731)
Proceeds from affiliated investments sold	1,229,440,909	1,391,906,748
Net accretion of discount on United States Treasury Obligations	(3,090,394)	(17,356,983)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(533,182)	761
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(2,484,195)	(13,784,744)
Change in operating assets and liabilities:
Dividends from affiliates	317,692	110,409
Variation margin - Commodity Futures Contracts	(11,317,387)	13,623,014
LME Commodity Futures Contracts	(2,595,410)	(24,543,656)
Management fees	(436,279)	(309,491)
Brokerage commissions and fees	1,350	4,991
Other receivables	—	17,077
Net cash provided by (used in) operating activities	283,249,148	518,582,272
Cash flows from financing activities:
Proceeds from purchases of Shares	77,023,471	48,178,241
Redemption of Shares	(349,029,818)	(547,519,600)
Increase (decrease) in payable for amount due to custodian	—	(18,960,283)
Net cash provided by (used in) financing activities	(272,006,347)	(518,301,642)
Net change in cash	11,242,801	280,630
Cash at beginning of period	—	—
Cash at end of period	$11,242,801	$280,630
Supplemental disclosure of cash flow information
Cash paid for interest	$35,918	$254,208

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2020

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, acts of terrorism or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were paid for the three and six months ended June 30, 2020 and 2019.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2020 and 2019, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $8.00 and $9.00 per round-turn trade during the three and six months ended June 30, 2020 and 2019, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2020, the Fund had a receivable to the Commodity Broker of $98,530, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2019, the Fund had a payable to the Commodity Broker of $2,496,880, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $150,374 and $328,874 for the three and six months ended June 30, 2020, respectively. The Managing Owner waived fees of $88,441 and $187,175 for the three and six months ended June 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$304,963,886	$—	$304,963,886
Exchange-Traded Fund	181,171,920	—	—	181,171,920
Money Market Mutual Fund	336,636,283	—	—	336,636,283
Total Investments in Securities	517,808,203	304,963,886	—	822,772,089
Other Investments—Assets(a)
Commodity Futures Contracts	36,645,754	—	—	36,645,754
Other Investments—Liabilities(a)
Commodity Futures Contracts	(110,013,313)	—	—	(110,013,313)
Total Other Investments	(73,367,559)	—	—	(73,367,559)
Total Investments	$444,440,644	$304,963,886	$—	$749,404,530

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$664,863,392	$—	$664,863,392
Exchange-Traded Fund	250,383,096	—	—	250,383,096
Money Market Mutual Fund	517,499,491	—	—	517,499,491
Total Investments in Securities	767,882,587	664,863,392	—	1,432,745,979
Other Investments—Assets(a)
Commodity Futures Contracts	67,605,844	—	—	67,605,844
Other Investments—Liabilities(a)
Commodity Futures Contracts	(19,911,449)	—	—	(19,911,449)
Total Other Investments	47,694,395	—	—	47,694,395
Total Investments	$815,576,982	$664,863,392	$—	$1,480,440,374

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$36,645,754	$(110,013,313)	$67,605,844	$(19,911,449)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2020 and December 31, 2019 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(126,911,377)	$(22,675,284)
	Net Change in Unrealized Gain (Loss)	197,523,814	(1,936,368)
Total		$70,612,437	$(24,611,652)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(191,537,459)	$(61,102,553)
	Net Change in Unrealized Gain (Loss)	(121,061,954)	222,035,808
Total		$(312,599,413)	$160,933,255

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average Notional Value	$800,923,477	$1,686,714,227	$998,829,345	$1,786,476,069

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

Invesco Premier U.S. Government Money Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$251,925,156	$—	$(69,931,153)	$(1,206,133)	$384,050	$181,171,920	$487,879
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	33,033,294	661,360,658	(357,757,669)	—	—	336,636,283	84,871
Total	$284,958,450	$661,360,658	$(427,688,822)	$(1,206,133)	$384,050	$517,808,203	$572,750

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$250,383,096	$—	$(69,931,153)	$335,927	$384,050	$181,171,920	$1,531,474
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	517,499,491	978,646,548	(1,159,509,756)	—	—	336,636,283	1,070,125
Total	$767,882,587	$978,646,548	$(1,229,440,909)	$335,927	$384,050	$517,808,203	$2,601,599

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2019.

	Value 03/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$250,264,476	$—	$—	$249,101	$—	$250,513,577	$1,501,017
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	69,332,053	431,785,598	(401,761,601)	—	—	99,356,050	488,409
Total	$319,596,529	$431,785,598	$(401,761,601)	$249,101	$—	$349,869,627	$1,989,426

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$250,145,856	$—	$—	$367,721	$—	$250,513,577	$2,946,350
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	144,939,067	1,346,323,731	(1,391,906,748)	—	—	99,356,050	1,061,085
Total	$395,084,923	$1,346,323,731	$(1,391,906,748)	$367,721	$—	$349,869,627	$4,007,435

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$11.29	$15.91	$15.94	$14.44
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	1.02	(0.20)	(3.66)	1.21
Net investment income (loss) (a)	(0.01)	0.06	0.02	0.12
Net income (loss)	1.01	(0.14)	(3.64)	1.33
Net asset value per Share, end of period	$12.30	$15.77	$12.30	$15.77
Market value per Share, beginning of period (b)	$11.26	$15.91	$15.96	$14.51
Market value per Share, end of period (b)	$12.32	$15.72	$12.32	$15.72

Ratio to average Net Assets (c)
Net investment income (loss)	(0.30)%	1.56%	0.34%	1.53%
Expenses, after waivers	0.82%	0.86%	0.82%	0.88%
Expenses, prior to waivers	0.89%	0.88%	0.89%	0.90%
Total Return, at net asset value (d)	8.95%	(0.88)%	(22.84)%	9.21%
Total Return, at market value (d)	9.41%	(1.19)%	(22.81)%	8.34%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of June 30, 2020:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	10.82%
Ultra Low Sulphur Diesel	8.17
RBOB Gasoline	10.88
Natural Gas	5.01
Brent Crude Oil	10.70
Gold	12.20
Silver	2.75
Aluminum	4.48
Zinc	4.28
Copper Grade A	5.21
Corn	6.06
Wheat	6.54
Soybeans	6.42
Sugar	6.48
Closing Level as of June 30, 2020:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $283.2 million and $518.6 million for the six months ended June 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2020, $489.1 million was paid to purchase United States Treasury Obligations and $852.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2019, $1,867.5 million was paid to purchase United States Treasury Obligations and $2,207.2 million was received from sales and maturing United States Treasury Obligations. $1,229.4 million was received from sales of affiliated investments and $978.6 million was paid to purchase affiliated investments during the six months ended June 30, 2020. $1,391.9 million was received from sales of affiliated investments and $1,346.3 million was paid to purchase affiliated investments during the six months ended June 30, 2019. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) net cash provided by (used in) operating activities by $(2.5) million and $(13.8) million during the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(272.0) million and $(518.3) million during the six months ended June 30, 2020 and 2019, respectively. This included $77.0 million and $48.2 million from Shares purchased by Authorized Participants and $349.0 million and $547.5 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2019, amounts due to the Custodian decreased by $19.0 million. There were no amounts due to the Custodian for the six months ended June 30, 2020.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and six months ended June 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2020 and 2019

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2020	2019	2020	2019
DB Light Crude Oil Indices	13.91%	(3.53)%	(34.52)%	21.14%
DB Ultra Low Sulphur Diesel Indices	(3.67)	(1.55)	(50.13)	17.61
DB Aluminum Indices	3.44	(6.62)	(13.33)	(3.79)
DB Gold Indices	14.36	8.78	17.97	9.72
DB Corn Indices	(2.33)	13.93	(14.57)	9.21
DB Wheat Indices	(13.29)	9.80	(13.21)	(1.27)
DB RBOB Gasoline Indices	37.41	(0.77)	(31.89)	22.47
DB Natural Gas Indices	6.55	(6.93)	(19.91)	(6.73)
DB Silver Indices	32.66	0.33	4.57	(2.41)
DB Zinc Indices	6.98	(12.79)	(9.95)	4.45
DB Copper Grade A Indices	20.19	(7.03)	(3.53)	1.33
DB Soybeans Indices	0.58	1.02	(9.57)	(0.15)
DB Sugar Indices	11.19	(1.98)	(13.56)	1.90
DB Brent Crude Oil Indices	11.67	(3.07)	(36.13)	16.39
AGGREGATE RETURNS	9.23%	(0.73)%	(22.72)%	9.58%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the three months ended June 30, 2020, the NYSE Arca market value of each Share increased from $11.26 per Share to $12.32 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on March 31, 2020 was as follows: Shares traded at a low of $10.52 per Share (-6.57%) on April 27, 2020, and a high of $12.46 per Share (+10.66%) on June 22, 2020. The total return for the Fund, on a market value basis, was 9.41%.

For the three months ended June 30, 2019, the NYSE Arca market value of each Share decreased from $15.91 per Share to $15.72 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on March 31, 2019 was as follows: Shares traded at a low of $14.87 per Share (-6.54%) on June 5, 2019, and a high of $16.35 per Share (+2.77%) on April 10, 2019. The total return for the Fund, on a market value basis, was -1.19%.

Fund Share Net Asset Performance

For the three months ended June 30, 2020, the NAV of each Share increased from $11.29 per Share to $12.30 per Share. Rising commodity futures contracts prices for Light Crude Oil, Aluminum, Gold, RBOB Gasoline, Natural Gas, Silver, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Ultra Low Sulphur Diesel, Corn and Wheat during the three months ended June 30, 2020, contributing to an overall 9.19% increase in the level of the Index and to a 9.23% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund, on a NAV basis, was 8.95%.

Net income (loss) for the three months ended June 30, 2020 was $68.8 million, primarily resulting from $1.0 million of income, net realized gain (loss) of $(126.5) million, net change in unrealized gain (loss) of $195.9 million and net operating expenses of $1.6 million.

For the three months ended June 30, 2019, the NAV of each Share decreased from $15.91 per Share to $15.77 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, RBOB Gasoline, Natural Gas, Zinc, Copper Grade A, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Gold, Corn, Wheat, Silver and Soybeans during the three months ended June 30, 2019, contributing to an overall 1.31% decrease in the level of the Index and to a 0.73% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund, on a NAV basis, was -0.88%.

Net income (loss) for the three months ended June 30, 2019 was $(17.3) million, primarily resulting from $10.2 million of income, net realized gain (loss) of $(22.7) million, net change in unrealized gain (loss) of $(1.2) million and net operating expenses of $3.6 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the six months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $15.96 per Share to $12.32 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $10.52 per Share (-34.10%) on April 27, 2020, and a high of $16.19 per Share (+1.44%) on January 7, 2020. The total return for the Fund, on a market value basis, was -22.81%.

For the six months ended June 30, 2019, the NYSE Arca market value of each Share increased from $14.51 per Share to $15.72 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $14.53 per Share (+0.14%) on January 2, 2019, and a high of $16.35 per Share (+12.69%) on April 10, 2019. The total return for the Fund, on a market value basis, was 8.34%.

Fund Share Net Asset Performance

For the six months ended June 30, 2020, the NAV of each Share decreased from $15.94 per Share to $12.30 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Corn, Wheat, RBOB Gasoline, Natural Gas, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Gold and Silver during the six months ended June 30, 2020, contributing to an overall 22.97% decrease in the level of the Index and to a 22.72% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund, on a NAV basis, was

-22.84%.

Net income (loss) for the six months ended June 30, 2020 was $(310.3) million, primarily resulting from $5.7 million of income, net realized gain (loss) of $(191.0) million, net change in unrealized gain (loss) of $(121.0) million and net operating expenses of $4.0 million.

For the six months ended June 30, 2019, the NAV of each Share increased from $14.44 per Share to $15.77 per Share. Rising commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Gold, Corn, RBOB Gasoline, Zinc, Copper Grade A, Sugar and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Aluminum, Wheat, Natural Gas,

Silver and Soybeans during the six months ended June 30, 2019, contributing to an overall 8.30% increase in the level of the Index and to a 9.58% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund, on a NAV basis, was 9.21%.

Net income (loss) for the six months ended June 30, 2019 was $175.5 million, primarily resulting from $21.4 million of income, net realized gain (loss) of $(61.1) million, net change in unrealized gain (loss) of $223.0 million and net operating expenses of $7.8 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2020.

				For the Six Months Ended
				June 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$851,267,605	1.19%	$23,550,636	23

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,428,657,083	0.76%	$25,370,657	11

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

The following were the primary trading risk exposures of the Fund as of June 30, 2020 by market sector:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.Risk Factors.

Recent Risks Related to Investing in Oil Markets

As the impact of the 2020 pandemic-related price volatility passes through various sectors of the financial and commodity markets, unusual developments in the crude oil markets have occurred. The oil markets are characterized by extreme volatility and have experienced volatile price swings recently. On April 20th, the last trading day before expiration of the NYMEX West Texas Intermediate (“WTI”) May 2020 crude oil futures contract, futures contract prices fell below zero to historic lows, with the May 2020 WTI futures contract trading as low as negative $37.63. As of the date of this Report (and at the time the WTI May 2020 crude oil futures contract price fell to a negative level), the Fund invests in the WTI futures contract for March 2021. If that, or any other futures contract held by the Fund at a future date, were to reach a negative price, investors in the Fund could lose a significant portion or all of their investment.

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

Inadequate Oil Storage Capacity Affects the Futures Market.

In April of 2020, the collapse of demand for fuel following government restrictions on travel created an oversupply of crude oil production that rapidly filled most available oil storage facilities. Market participants who contractually promised to buy and take delivery of crude oil found themselves with nowhere to store the crude oil and at risk of default under the terms of the May 2020 WTI futures contract. The scarcity in storage was widespread, and some market participants took the extreme measure of selling their futures contracts at a negative price (effectively paying another market participant to take their crude oil). As a result, for the first time in history, crude oil futures contracts traded below zero. Unlike the WTI crude oil futures contract, which is a physically delivered contract, the ICE Futures Europe Brent Crude futures contract is a deliverable contract based on exchange for physical delivery with an option to cash settle against the ICE Brent Index price for the last trading day of the futures contract.

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

Fund Closures and Trading Halts.

In light of the extraordinary market circumstances, other exchange traded products that provide their investors with exposure to oil have liquidated or temporarily halted issuing creation units. With less available investment options, the Fund may experience greater-than-normal investment activity. Such activity could disrupt the Fund’s Creation Unit process, as described more fully below. Additionally, outflows or liquidations in other commodity pooled investment vehicles may result in downward price pressure on the related futures contracts as the commodity pools liquidate positions.

Risk that the Fund Will Experience Losses As a Result of Global Economic Shocks.

In March 2020, U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets. Economic turmoil continued in the months thereafter, with those in the United States who have requested unemployment benefits since the outbreak of the novel coronavirus (“COVID-19”) reaching historic levels. In response to COVID-19, the United States Congress has passed relief packages totaling more than $2.5 trillion, including $2 trillion of economic relief made available in the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Although oil prices rallied during 2019 with higher prices supported by continued compliance with OPEC+ production cuts, US sanctions against Venezuela and Iran, and tension in the Gulf region, prices fell to historic lows in April 2020. Contemporaneous with the onset of the COVID-19 pandemic in the US, oil experienced shocks to supply and demand, impacting the price and volatility of oil. With the oversupply of oil, caused at least in part to the COVID-19-driven significantly low demand, the oil market volatility continued through the end of April. The global economic shocks being experienced as of the date hereof may cause significant losses to the Fund.

The Effects of A Super Contangoed Market Are More Exaggerated Than Rolling Futures Contracts In A Contangoed Market.

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

Super contango exists when the futures contracts for the month next to occur (e.g., the September 2020 futures contract available in August 2020) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. In April 2020, the WTI futures contract with a May 2020 delivery date entered super contango, resulting in significant losses for investors in this contract. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market.

Risk that the COVID-19 Pandemic Will Cause Economic Turmoil.

An outbreak of a novel and highly contagious form of coronavirus, COVID-19, has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

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

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak is rapidly evolving, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2020 to April 30, 2020	1,000,000	$10.74
May 1, 2020 to May 31, 2020	1,400,000	$11.04
June 1, 2020 to June 30, 2020	1,000,000	$12.11
Total	3,400,000	$11.26
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – June 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - June 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2019 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2020 (Unaudited), (viii) the

Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund- For the Six Months Ended

June 30, 2019 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund– June 30, 2020.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2020		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 6, 2020		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools