Form 10-Q
period 2020-09-30
Invesco DB Commodity Index Tracking Fund
filed 2020-11-06
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of outstanding Shares as of September 30, 2020: 80,400,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

September 30, 2020 and December 31, 2019

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $369,952,285 and $664,622,057, respectively)	$369,962,827	$664,863,392
Affiliated investments, at value (cost $648,207,210 and $767,489,717, respectively)	648,816,139	767,882,587
Other investments:
Variation margin receivable- Commodity Futures Contracts	12,215,609	—
LME Commodity Futures Contracts receivable	806,055	—
Unrealized appreciation on LME Commodity Futures Contracts	20,973,886	7,078,689
Receivable for:
Dividends from affiliates	4,437	346,785
Total assets	$1,052,778,953	$1,440,171,453
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$8,060,074
LME Commodity Futures Contracts payable	—	2,496,880
Payable for:
Management fees	666,689	954,189
Brokerage commissions and fees	5,005	3,227
Total liabilities	671,694	11,514,370
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	524	638
Shareholders' equity—Shares	1,052,106,735	1,428,656,445
Total shareholders' equity	1,052,107,259	1,428,657,083
Total liabilities and equity	$1,052,778,953	$1,440,171,453
General Shares outstanding	40	40
Shares outstanding	80,400,000	89,600,000

Net asset value per share	$13.09	$15.94

Market value per share	$13.06	$15.96

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

September 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.090% due October 15, 2020 (b)	15.21%	$159,995,800	$160,000,000
U.S. Treasury Bills, 0.085% due November 12, 2020 (b)	4.75	49,995,261	50,000,000
U.S. Treasury Bills, 0.110% due December 17, 2020	15.20	159,971,766	160,000,000
Total United States Treasury Obligations (cost $369,952,285)	35.16%	$369,962,827
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $180,443,123) (c)	17.21%	$181,052,052	1,712,400
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.02% (cost $467,764,087) (c)(d)	44.46	467,764,087	467,764,087
Total Affiliated Investments (cost $648,207,210)	61.67%	$648,816,139
Total Investments in Securities (cost $1,018,159,495)	96.83%	$1,018,778,966

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $129,987,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2020.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,066	September - 2021	$59,518,725	$5,047,527	$5,047,527
CBOT Soybean	1,437	November - 2020	73,538,475	5,249,318	5,249,318
CBOT Wheat	2,502	July - 2021	72,808,200	6,822,380	6,822,380
COMEX Gold	659	February - 2021	125,381,340	16,014,286	16,014,286
COMEX Silver	286	May - 2021	33,925,320	9,613,168	9,613,168
ICE-UK Brent Crude	2,520	November - 2020	107,730,000	(25,750,590)	(25,750,590)
LME Aluminum	1,058	May - 2021	47,457,913	5,223,855	5,223,855
LME Copper	341	May - 2021	56,929,950	10,312,850	10,312,850
LME Zinc	811	August - 2021	49,420,312	5,437,181	5,437,181
NYB-ICE Sugar	4,623	September - 2021	66,171,773	1,372,501	1,372,501
NYMEX Natural Gas	2,027	April - 2021	55,701,960	6,443,407	6,443,407
NYMEX NY Harbor ULSD	1,484	May - 2021	76,756,932	4,077,542	4,077,542
NYMEX RBOB Gasoline	2,378	November - 2020	116,375,515	(29,134,832)	(29,134,832)
NYMEX WTI Crude	2,671	February - 2021	110,766,370	(20,272,364)	(20,272,364)
Total Commodity Futures Contracts				$456,229	$456,229

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income
Interest Income	$103,534	$6,695,131	$3,204,737	$24,115,062
Dividends from Affiliates	160,952	1,837,418	2,762,551	5,844,853
Total Income	264,486	8,532,549	5,967,288	29,959,915
Expenses
Management Fees	2,137,418	3,204,939	6,300,576	10,768,355
Brokerage Commissions and Fees	87,241	123,146	250,603	290,905
Interest Expense	2,934	36,153	38,852	290,361
Total Expenses	2,227,593	3,364,238	6,590,031	11,349,621
Less: Waivers	(235,059)	(93,078)	(563,933)	(280,253)
Net Expenses	1,992,534	3,271,160	6,026,098	11,069,368
Net Investment Income (Loss)	(1,728,048)	5,261,389	(58,810)	18,890,547
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	1,105	33,003	150,237	32,242
Affiliated Investments	—	—	384,050	—
Commodity Futures Contracts	(18,219,332)	(40,903,614)	(209,756,791)	(102,006,167)
Net Realized Gain (Loss)	(18,218,227)	(40,870,611)	(209,222,504)	(101,973,925)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	11,894	(255,940)	(230,793)	362,864
Affiliated Investments	(119,868)	(47,447)	216,059	320,274
Commodity Futures Contracts	73,823,788	(40,061,347)	(47,238,166)	181,974,461
Net Change in Unrealized Gain (Loss)	73,715,814	(40,364,734)	(47,252,900)	182,657,599
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	55,497,587	(81,235,345)	(256,475,404)	80,683,674
Net Income (Loss)	$53,769,539	$(75,973,956)	$(256,534,214)	$99,574,221

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2020	40	$492	69,200,000	$851,267,113	$851,267,605
Purchases of Shares			13,200,000	173,286,373	173,286,373
Redemption of Shares			(2,000,000)	(26,216,258)	(26,216,258)
Net Increase (Decrease) due to Share Transactions			11,200,000	147,070,115	147,070,115
Net Income (Loss)
Net Investment Income (Loss)		(1)		(1,728,047)	(1,728,048)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(3)		(18,218,224)	(18,218,227)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		36		73,715,778	73,715,814
Net Income (Loss)		32		53,769,507	53,769,539
Net Change in Shareholders' Equity	—	32	11,200,000	200,839,622	200,839,654
Balance at September 30, 2020	40	$524	80,400,000	$1,052,106,735	$1,052,107,259

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

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$638	89,600,000	$1,428,656,445	$1,428,657,083
Purchases of Shares			19,400,000	255,230,466	255,230,466
Redemption of Shares			(28,600,000)	(375,246,076)	(375,246,076)
Net Increase (Decrease) due to Share Transactions			(9,200,000)	(120,015,610)	(120,015,610)
Net Income (Loss)
Net Investment Income (Loss)		(0)		(58,810)	(58,810)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(93)		(209,222,411)	(209,222,504)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(21)		(47,252,879)	(47,252,900)
Net Income (Loss)		(114)		(256,534,100)	(256,534,214)
Net Change in Shareholders' Equity	—	(114)	(9,200,000)	(376,549,710)	(376,549,824)
Balance at September 30, 2020	40	$524	80,400,000	$1,052,106,735	$1,052,107,259

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(256,534,214)	$99,574,221
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(858,980,266)	(3,011,434,334)
Proceeds from securities sold and matured	1,156,994,204	3,530,220,557
Cost of affiliated investments purchased	(1,806,051,012)	(2,309,633,070)
Proceeds from affiliated investments sold	1,925,717,569	2,388,424,582
Net accretion of discount on United States Treasury Obligations	(3,193,929)	(24,024,190)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(534,287)	(32,242)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(13,880,463)	(26,949,632)
Change in operating assets and liabilities:
Dividends from affiliates	342,348	136,102
Variation margin - Commodity Futures Contracts	(20,275,683)	13,813,977
LME Commodity Futures Contracts	(3,302,935)	(13,942,706)
Management fees	(287,500)	(422,532)
Brokerage commissions and fees	1,778	4,447
Other receivables	—	17,077
Net cash provided by (used in) operating activities	120,015,610	645,752,257
Cash flows from financing activities:
Proceeds from purchases of Shares	255,230,466	51,179,193
Redemption of Shares	(375,246,076)	(677,971,167)
Increase (decrease) in payable for amount due to custodian	—	(18,960,283)
Net cash provided by (used in) financing activities	(120,015,610)	(645,752,257)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$38,852	$290,361

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2020

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

The Fund offers common units of beneficial interest (the “Shares”) only to certain eligible financial institutions (the “Authorized Participants”) in one or more blocks of 100,000 Shares (“Creation Units”). The Fund commenced investment operations on January 31, 2006. The Fund commenced trading on the American Stock Exchange (which became the NYSE Alternext US LLC) on February 3, 2006 and, since November 25, 2008, has been listed on the NYSE Arca, Inc. (the “NYSE Arca”).

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

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

No distributions were paid for the three and nine months ended September 30, 2020 and 2019.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2020 and 2019, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $8.00 and $9.00 per round-turn trade during the three and nine months ended September 30, 2020 and 2019, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2017.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2020, the Fund had a receivable from the Commodity Broker of $806,055, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2019, the Fund had a payable to the Commodity Broker of $2,496,880, related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $235,059 and $563,933 for the three and nine months ended September 30, 2020, respectively. The Managing Owner waived fees of $93,078 and $280,253 for the three and nine months ended September 30, 2019, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2020 and December 31, 2019.

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

The following is a summary of the tiered valuation input levels as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$369,962,827	$—	$369,962,827
Exchange-Traded Fund	181,052,052	—	—	181,052,052
Money Market Mutual Fund	467,764,087	—	—	467,764,087
Total Investments in Securities	648,816,139	369,962,827	—	1,018,778,966
Other Investments—Assets(a)
Commodity Futures Contracts	75,614,015	—	—	75,614,015
Other Investments—Liabilities(a)
Commodity Futures Contracts	(75,157,786)	—	—	(75,157,786)
Total Other Investments	456,229	—	—	456,229
Total Investments	$649,272,368	$369,962,827	$—	$1,019,235,195

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$664,863,392	$—	$664,863,392
Exchange-Traded Fund	250,383,096	—	—	250,383,096
Money Market Mutual Fund	517,499,491	—	—	517,499,491
Total Investments in Securities	767,882,587	664,863,392	—	1,432,745,979
Other Investments—Assets(a)
Commodity Futures Contracts	67,605,844	—	—	67,605,844
Other Investments—Liabilities(a)
Commodity Futures Contracts	(19,911,449)	—	—	(19,911,449)
Total Other Investments	47,694,395	—	—	47,694,395
Total Investments	$815,576,982	$664,863,392	$—	$1,480,440,374

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$75,614,015	$(75,157,786)	$67,605,844	$(19,911,449)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2020 and December 31, 2019 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(18,219,332)	$(40,903,614)
	Net Change in Unrealized Gain (Loss)	73,823,788	(40,061,347)
Total		$55,604,456	$(80,964,961)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(209,756,791)	$(102,006,167)
	Net Change in Unrealized Gain (Loss)	(47,238,166)	181,974,461
Total		$(256,994,957)	$79,968,294

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Average Notional Value	$993,908,131	$1,500,591,832	$1,011,617,403	$1,689,903,075

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

Invesco Premier U.S. Government Money Portfolio, Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio and Invesco Government & Agency Portfolio are considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2020.

	Value 06/30/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$181,171,920	$—	$—	$(119,868)	$—	$181,052,052	$131,255
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	476,687,876	(8,923,789)	—	—	467,764,087	1,486
Invesco Premier U.S. Government Money Portfolio, Institutional Class	336,636,283	350,716,588	(687,352,871)	—	—	—	28,211
Total	$517,808,203	$827,404,464	$(696,276,660)	$(119,868)	$—	$648,816,139	$160,952

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$250,383,096	$—	$(69,931,153)	$216,059	$384,050	$181,052,052	$1,662,729
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	476,687,876	(8,923,789)	—	—	467,764,087	1,486
Invesco Premier U.S. Government Money Portfolio, Institutional Class	517,499,491	1,329,363,136	(1,846,862,627)	—	—	—	1,098,336
Total	$767,882,587	$1,806,051,012	$(1,925,717,569)	$216,059	$384,050	$648,816,139	$2,762,551

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2019.

	Value 06/30/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$250,513,577	$—	$—	$(47,447)	$—	$250,466,130	$1,383,536
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	99,356,050	963,309,339	(996,517,834)	—	—	66,147,555	453,882
Total	$349,869,627	$963,309,339	$(996,517,834)	$(47,447)	$—	$316,613,685	$1,837,418

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$250,145,856	$—	$—	$320,274	$—	$250,466,130	$4,329,886
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	144,939,067	2,309,633,070	(2,388,424,582)	—	—	66,147,555	1,514,967
Total	$395,084,923	$2,309,633,070	$(2,388,424,582)	$320,274	$—	$316,613,685	$5,844,853

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 100,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to two business days after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

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

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$12.30	$15.77	$15.94	$14.44
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	0.81	(0.81)	(2.85)	0.40
Net investment income (loss) (a)	(0.02)	0.05	(0.00)	0.17
Net income (loss)	0.79	(0.76)	(2.85)	0.57
Net asset value per Share, end of period	$13.09	$15.01	$13.09	$15.01
Market value per Share, beginning of period (b)	$12.32	$15.72	$15.96	$14.51
Market value per Share, end of period (b)	$13.06	$15.04	$13.06	$15.04

Ratio to average Net Assets (c)
Net investment income (loss)	(0.69)%	1.40%	(0.01)%	1.49%
Expenses, after waivers	0.79%	0.87%	0.81%	0.87%
Expenses, prior to waivers	0.89%	0.89%	0.89%	0.90%
Total Return, at net asset value (d)	6.42%	(4.82)%	(17.88)%	3.95%
Total Return, at market value (d)	6.01%	(4.33)%	(18.17)%	3.65%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of September 30, 2020:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	10.53%
Ultra Low Sulphur Diesel	7.29
RBOB Gasoline	11.05
Natural Gas	5.29
Brent Crude Oil	10.23
Gold	11.92
Silver	3.22
Aluminum	4.51
Zinc	4.70
Copper Grade A	5.41
Corn	5.66
Wheat	6.92
Soybeans	6.99
Sugar	6.28
Closing Level as of September 30, 2020:	100.00%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 100,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 100,000 and only through an Authorized Participant.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $120.0 million and $645.8 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2020, $859.0 million was paid to purchase United States Treasury Obligations and $1,157.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2019, $3,011.4 million was paid to purchase United States Treasury Obligations and $3,530.2 million was received from sales and maturing United States Treasury Obligations. $1,925.7 million was received from sales of affiliated investments and $1,806.1 million was paid to purchase affiliated investments during the nine months ended September 30, 2020. $2,388.4 million was received from sales of affiliated investments and $2,309.6 million was paid to purchase affiliated investments during the nine months ended September 30, 2019. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) net cash provided by (used in) operating activities by $(13.9) million and $(26.9) million during the nine months ended September 30, 2020 and 2019, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(120.0) million and $(645.8) million during the nine months ended September 30, 2020 and 2019, respectively. This included $255.2 million and $51.2 million from Shares purchased by Authorized Participants and $375.2 million and $678.0 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2019, amounts due to the Custodian decreased by $19.0 million. There were no amounts due to the Custodian for the nine months ended September 30, 2020.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and nine months ended September 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2020 and 2019

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2020	2019	2020	2019
DB Light Crude Oil Indices	3.78%	(6.91)%	(32.04)%	12.77%
DB Ultra Low Sulphur Diesel Indices	(4.87)	(5.56)	(52.56)	11.07
DB Aluminum Indices	7.25	(4.72)	(7.05)	(8.33)
DB Gold Indices	4.14	4.00	22.85	14.11
DB Corn Indices	(0.52)	(7.13)	(15.02)	1.43
DB Wheat Indices	12.70	(6.07)	(2.18)	(7.27)
DB RBOB Gasoline Indices	8.38	(6.08)	(26.18)	15.03
DB Natural Gas Indices	12.52	(4.78)	(9.88)	(11.19)
DB Silver Indices	24.65	10.81	30.35	8.14
DB Zinc Indices	17.03	(3.85)	5.38	0.42
DB Copper Grade A Indices	10.72	(4.30)	6.81	(3.02)
DB Soybeans Indices	16.04	(1.33)	4.94	(1.48)
DB Sugar Indices	3.33	(9.26)	(10.68)	(7.54)
DB Brent Crude Oil Indices	1.94	(7.51)	(34.89)	7.65
AGGREGATE RETURNS	6.60%	(4.63)%	(17.63)%	4.50%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

For the three months ended September 30, 2020, the NYSE Arca market value of each Share increased from $12.32 per Share to $13.06 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $12.42 per Share (+0.81%) on July 1, 2020, and a high of $13.57 per Share (+10.15%) on August 28, 2020. The total return for the Fund, on a market value basis, was 6.01%.

For the three months ended September 30, 2019, the NYSE Arca market value of each Share decreased from $15.72 per Share to $15.04 per Share. The Share price low and high for the three months ended September 30, 2019 and related change from the Share price on June 30, 2019 was as follows: Shares traded at a low of $14.75 per Share (-6.14%) on August 7, 2019, and a high of $16.08 per Share (+2.29%) on July 12, 2019. The total return for the Fund, on a market value basis, was -4.33%.

Fund Share Net Asset Performance

For the three months ended September 30, 2020, the NAV of each Share increased from $12.30 per Share to $13.09 per Share. Rising commodity futures contracts prices for Light Crude Oil, Aluminum, Gold, Wheat, RBOB Gasoline, Natural Gas, Silver, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Ultra Low Sulphur Diesel and Corn during the three months ended September 30, 2020, contributing to an overall 6.57% increase in the level of the Index and to a 6.60% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund, on a NAV basis, was 6.42%.

Net income (loss) for the three months ended September 30, 2020 was $53.8 million, primarily resulting from $0.3 million of income, net realized gain (loss) of $(18.2) million, net change in unrealized gain (loss) of $73.7 million and net operating expenses of $2.0 million.

For the three months ended September 30, 2019, the NAV of each Share decreased from $15.77 per Share to $15.01 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Corn, Wheat, RBOB Gasoline, Natural Gas, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Gold and Silver during the three months ended September 30, 2019, contributing to an overall 5.13% decrease in the level of the Index and to a 4.63% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund, on a NAV basis, was -4.82%.

Net income (loss) for the three months ended September 30, 2019 was $(76.0) million, primarily resulting from $8.5 million of income, net realized gain (loss) of $(40.9) million, net change in unrealized gain (loss) of $(40.3) million and operating expenses of $3.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

Fund Share Price Performance

For the nine months ended September 30, 2020, the NYSE Arca market value of each Share decreased from $15.96 per Share to $13.06 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $10.52 per Share (-34.10%) on April 27, 2020, and a high of $16.19 per Share (+1.44%) on January 7, 2020. The total return for the Fund, on a market value basis, was -18.17%.

For the nine months ended September 30, 2019, the NYSE Arca market value of each Share increased from $14.51 per Share to $15.04 per Share. The Share price low and high for the nine months ended September 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $14.53 per Share (+0.14%) on January 2, 2019, and a high of $16.35 per Share (+12.69%) on April 10, 2019. The total return for the Fund, on a market value basis, was 3.65%.

Fund Share Net Asset Performance

For the nine months ended September 30, 2020, the NAV of each Share decreased from $15.94 per Share to $13.09 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Corn, Wheat, RBOB Gasoline, Natural Gas, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Gold, Silver, Zinc, Copper Grade A and Soybeans during the nine months ended September 30, 2020, contributing to an overall 17.91% decrease in the level of the Index and to a 17.63% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund, on a NAV basis, was -17.88%.

Net income (loss) for the nine months ended September 30, 2020 was $(256.5) million, primarily resulting from $6.0 million of income, net realized gain (loss) of $(209.2) million, net change in unrealized gain (loss) of $(47.3) million and net operating expenses of $6.0 million.

For the nine months ended September 30, 2019, the NAV of each Share increased from $14.44 per Share to $15.01 per Share. Rising commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Gold, Corn, RBOB Gasoline, Silver, Zinc and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Aluminum, Wheat, Natural Gas, Copper Grade A, Soybeans and Sugar during the nine months ended September 30, 2019, contributing to an overall 2.75% increase in the level of the Index and to a 4.50% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund, on a NAV basis, was 3.95%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2020.

				For the Nine Months Ended
				September 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,052,107,259	1.14%	$27,935,588	24

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,428,657,083	0.76%	$25,370,657	11

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

The following were the primary trading risk exposures of the Fund as of September 30, 2020 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.Risk Factors.

Recent Risks Related to Investing in Oil Markets

As the impact of the 2020 pandemic-related price volatility passes through various sectors of the financial and commodity markets, unusual developments in the crude oil markets have occurred. The oil markets are characterized by extreme volatility and have experienced volatile price swings recently. On April 20th, the last trading day before expiration of the NYMEX West Texas Intermediate (“WTI”) May 2020 crude oil futures contract, futures contract prices fell below zero to historic lows, with the May 2020 WTI futures contract trading as low as negative $37.63. As of the date of this Report, the Fund invests in the WTI futures contract for March 2021. If that, or any other futures contract held by the Fund at a future date, were to reach a negative price, investors in the Fund could lose a significant portion or all of their investment.

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

Trading Limitations Could Be Imposed on the Fund.

Market volatility and economic turbulence in the first nine months of 2020 has led to futures commission merchants increasing margin requirements for certain futures contracts, including nearer-dated WTI and other oil futures contracts. Some futures commission merchants may impose trading limitations, whether in the form of limits or prohibitions on trading oil futures contracts. If the Fund is subject to increased margin requirements, it will incur increased costs in achieving its investment objective. The Fund may not be able to achieve its investment objective if it becomes subject to heightened trading limitations.

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

Risk that the Fund Will Experience Losses As a Result of Global Economic Shocks.

In March 2020, U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets. Economic turmoil continued in the months thereafter, with those in the United States who have requested unemployment benefits since the outbreak of the novel coronavirus (“COVID-19”) reaching historic levels. In response to COVID-19, the United States

Congress has passed relief packages totaling more than $2.5 trillion, including $2 trillion of economic relief made available in the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Congress and the President continue to debate legislation to provide further economic relief and/or stimulus. However, such legislation may not be adopted until after the congressional and presidential elections. Although oil prices rallied during 2019 with higher prices supported by continued compliance with OPEC+ production cuts, US sanctions against Venezuela and Iran, and tension in the Gulf region, prices fell to historic lows in April 2020. Contemporaneous with the onset of the COVID-19 pandemic in the US, oil experienced shocks to supply and demand, impacting the price and volatility of oil. With the oversupply of oil, caused at least in part to the COVID-19-driven significantly low demand, the oil market volatility continued through the end of April. The global economic shocks being experienced as of the date hereof may cause significant losses to the Fund.

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

Super contango exists when the futures contracts for the month next to occur (e.g., the December 2020 futures contract available in November 2020) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. In April 2020, the WTI futures contract with a May 2020 delivery date entered super contango, resulting in significant losses for investors in this contract. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2020 to July 31, 2020	—	$—
August 1, 2020 to August 31, 2020	—	$—
September 1, 2020 to September 30, 2020	2,000,000	$13.11
Total	2,000,000	$13.11
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

10.1	Form of Participant Agreement (filed herewith)

10.2	Amendment to Form of Participant Agreement (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – September 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - September 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2020 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2019 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2020 (Unaudited), (viii) the

Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund- For the Nine Months Ended September 30, 2019 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund– September 30, 2020.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2020		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 5, 2020		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools