Form 10-K
period 2020-12-31
Invesco DB Commodity Index Tracking Fund
filed 2021-02-26
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $852,544,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2021: 91,300,000

i

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

Index Description

The Managing Owner pays Deutsche Bank Securities, Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Bank Securities, Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Bank Securities, Inc. (collectively, “Deutsche Bank”). The DBIQ Optimum Yield Diversified Commodity Index Excess Return™ (the “Index”) is the exclusive property of Deutsche Bank Securities, Inc. “DBIQ” and “Optimum Yield” are service marks of Deutsche Bank AG and have been licensed for use for certain purposes by Deutsche Bank Securities, Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche

Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of December 31, 2020:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	13.19%
Ultra Low Sulphur Diesel	13.18
RBOB Gasoline	12.91
Natural Gas	4.59
Brent Crude Oil	12.61
Gold	7.38
Silver	2.01
Aluminum	3.93
Zinc	3.93
Copper Grade A	4.24
Corn	5.71
Wheat	5.31
Soybeans	5.62
Sugar	5.39
Closing Level as of December 31, 2020:	100.00%

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls from one contract to another futures contract that is intended to generate the most favorable ‘implied roll yield’ under prevailing market conditions. Where there is an upward-sloping price curve for futures contracts, the implied roll yield is expected to be negative, which is a market condition called “contango”. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. The Index’s selection of a new futures contract on an Index Commodity in such market conditions is designed to minimize the impact of negative roll yield. Additionally, in instances of particular market stress, futures contracts for the month next to occur (e.g., the April 2021 futures contract available in March 2021) may trade significantly lower than futures contracts with delivery in later months, typically indicating an oversupply of the reference commodity, in what is referred to as a “super contango” market. Should a super contango exist (as occurred for the May 2020 WTI futures contract in late April 2020), the drag on returns may be exacerbated and ripple effects may impact the performance of futures contracts with later delivery months.

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

The Index is calculated in USD on an excess return (unfunded) basis, which means that the Index reflects the return associated with spot prices for Index Commodities and the roll yield associated with trading Index Contracts. Unlike the Index, the Fund also holds as collateral securities that are expected to generate income, including Treasury Securities, money market mutual funds, and T-Bill ETFs. These securities are held with the Custodian. In addition, Treasury Securities for deposit may be held with the Commodity Broker as margin for the Fund’s futures positions. The Index does not reflect any corresponding income characteristics.

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

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Commodity futures contract currently in the Index, and (ii) no later than the thirteenth month after the Verification Date. For example, if the first Index Business Day is May 1 of the current year and the Delivery Month of an Index Commodity futures contract currently in the Index is June of the current year, the Delivery Month of an eligible new Index Commodity futures contract must be between July of the current year and June of the following year. The implied roll yield is then calculated and the Index Contract with the best possible implied roll yield under the current market conditions is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $8.00, $9.00 and $9.00 per round-turn trade1 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities, Inc. to serve as the index sponsor (the “Index Sponsor”). On February 1, 2021, the provision of index sponsor services transferred back to the Index Sponsor from DWS Investment Management Americas, Inc., to whom the Index Sponsor had previously assigned such responsibility. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Marketing Agent

Effective January 31, 2021, DWS Investment Management Americas, Inc. ceased serving as marketing agent to the Fund (“Marketing Agent”). Prior to January 31, 2021, the Marketing Agent assisted the Managing Owner by providing support to educate institutional investors about the DBIQ indices and completed governmental or institutional due diligence questionnaires or requests for proposals related to the DBIQ indices. The Managing Owner paid the Marketing Agent a marketing services fee out of the Management Fee.

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

Recent Risks Related to Investing in Oil Markets

As the impact of the 2020 pandemic-related price volatility passes through various sectors of the financial and commodity markets, unusual developments in the crude oil markets have occurred. The oil markets are characterized by extreme volatility, and have experienced volatile price swings recently. On April 20th, the last trading day before expiration of the NYMEX West Texas Intermediate (“WTI”) May 2020 crude oil futures contract, futures contract prices fell below zero to historic lows, with the May 2020 WTI futures contract trading as low as negative $37.63. As of February 25, 2021, the Fund invests in the WTI futures contract for January 2022. If that, or any other futures contract held by the Fund at a future date, were to reach a negative price, investors in the Fund could lose a significant portion of, or their entire, investment.

In addition to the risks associated with the super contango market that occurred in April of 2020 (described below), the generally-unprecedented market conditions spurred by the 2020 pandemic have heightened certain risks associated with investment in commodity markets generally, as well as investment in the Fund specifically. Accordingly, investors should consider each of the following “recent risks” carefully, as well as the more “general” risks described elsewhere below, when considering an investment in the Fund.

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

Trading Limitations Could Be Imposed on the Fund.

Market volatility and economic turbulence in 2020 has led to futures commission merchants increasing margin requirements for certain futures contracts, including nearer-dated WTI and other oil futures contracts. Some futures commission merchants may impose trading limitations, whether in the form of limits or prohibitions on trading oil futures contracts. If the Fund is subject to increased margin requirements, it will incur increased costs in achieving its investment objective. The Fund may not be able to achieve its investment objective if it becomes subject to heightened trading limitations.

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

Risk that the Fund Will Experience Losses As a Result of Global Economic Shocks.

In March 2020, U.S. equity markets entered a bear market in the fastest such move in the history of U.S. financial markets. Economic turmoil continued in the months thereafter, with those in the United States who have requested unemployment benefits since the outbreak of COVID-19 reaching historic levels. In response to COVID-19, the United States Congress has passed relief packages totaling more than $3 trillion. Although oil prices rallied during 2019 with higher prices supported by continued compliance with OPEC+ production cuts, US sanctions against Venezuela and Iran, and tension in the Gulf region, prices fell to historic lows in April 2020. Contemporaneous with the onset of the COVID-19 pandemic in the US, oil experienced shocks to supply and demand, impacting the price and volatility of oil. With the oversupply of oil, caused at least in part to the COVID-19-driven significantly low demand, the oil market volatility continued through the end of April. The global economic shocks being experienced as of the date hereof may cause significant losses to the Fund.

The Effects of a Super Contangoed Market Are More Exaggerated Than Rolling Futures Contracts In a Contangoed Market.

As described below, pursuant to the Index’s methodology, the Index Commodities roll from one futures contract to another futures contract that is intended to generate the most favorable ‘implied roll yield’ under prevailing market conditions, rather than rolling to a new futures contract based on a predetermined schedule (e.g., monthly). Where there is an upward-sloping price curve for futures contracts, the implied roll yield is expected to be negative, which is a market condition called “contango”. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. The Index’s selection of a new futures contract on the Index Commodities in such market conditions is designed to minimize the impact of negative roll yield.

Super contango exists when the futures contracts for the month next to occur (e.g., the April 2021 futures contract available in March 2021) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. In April 2020, the WTI futures contract with a May 2020 delivery date entered super contango, resulting in significant losses for investors in this contract. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market.

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

The impact of the outbreak of COVID-19 has been extensive in many aspects of society. The outbreak has resulted in a significant number of deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global financial markets and the economies of nations where the coronavirus disease has arisen. Many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, as well as the effectiveness and timing of distribution of a vaccine, are creating significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence is being materially adversely affected by this outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Such health crisis could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments.

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak continues to evolve, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 15.10%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s annual volatility since inception.

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

Further, in periods of heightened volatility, the bid and ask “spread” for purchasing shares of the Fund typically widen. Accordingly, an investor’s return on investment may be negatively impacted when transacted in Shares.

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

Withdrawal from Participation by Authorized Participants May Affect the Liquidity of Shares.

If one or more Authorized Participants withdraws from participation, it may become more difficult to create or redeem Creation Units, which may reduce the liquidity of the Shares. Such circumstances may be more pronounced in market conditions of increased volatility. If it becomes more difficult to create or redeem Creation Units, the correlation between the price of the Shares and the NAV may be affected, which may affect the trading market for the Shares. Having fewer participants in the market for the Shares could also adversely affect the ability to arbitrage any price difference between futures contracts and the Shares, which may also affect the trading market and liquidity of the Shares.

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

“Initial” or “original” margin is the minimum amount of funds that must be deposited by a futures trader with his commodity broker in order to initiate futures trading or to maintain an open position in futures contracts. “Maintenance” margin is the amount (generally less than initial margin) that a trader’s account may decline before he must deliver additional margin. A margin deposit is like a cash performance bond. It helps assure the futures trader’s performance of the futures contract that the trader purchases or sells. Futures contracts are customarily bought and sold on margin that represents a very small percentage (ranging upward from less than 2%) of the purchase price of the underlying commodity being traded. Because of such low margins, price fluctuations occurring in the futures markets may create profits and losses that are greater, in relation to the amount invested, than are customary in other forms of investments. The minimum amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which such contract is traded, and may be modified from time to time by the exchange during the term of the contract. With respect to the Managing Owner’s trading, only the Managing Owner, and not the Fund or its Shareholders personally, will be subject to margin calls.

Brokerage firms carrying accounts for traders in futures contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy in order to afford further protection for themselves.

A futures commission merchant (“FCM”) may compute margin requirements multiple times per day and must do so at least once per day. When the Fund has an open futures contract position, it is subject to daily variation margin calls by an FCM that could be substantial in the event of adverse price movements. Because futures contracts require only a small initial investment in the form of a deposit or initial margin, they involve a high degree of leverage. A Fund with open positions is subject to maintenance or variation margin on its open positions. When the market value of a particular open futures contract position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the FCM. If the margin call is not met within a reasonable time, the FCM may close out the Fund’s position, which may result in reduced returns to the Fund’s investors or impair the Fund from achieving its investment objective. If the Fund has insufficient cash to meet daily variation margin requirements, it may need to sell assets at a time when doing so is disadvantageous. Futures markets are highly volatile in general, and may become more volatile during periods of market or economic volatility, and the use of or exposure to futures contracts may increase volatility of the Fund’s NAV.

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

•	Domestic and foreign interest rates and investors’ expectations concerning interest rates;
•	Domestic and foreign inflation rates and investors’ expectations concerning inflation rates;
•	Investment and trading activities of mutual funds, ETFs, closed-end funds, hedge funds and commodity funds;
•	A significant change in investor interest, including as a result of online campaigns or other activities targeting investments in an Index Commodity;
•	Weather and other environmental conditions;
•	Acts of God; and
•	Global or regional political, economic or financial events and situations.

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

The Index is composed of 14 Index Commodities, of which 11 Index Commodities are subject to position limits imposed by the CFTC and/or the rules of futures exchanges on which Index Contracts are traded. The CFTC amended its position limits rules in October 2020. Pursuant to the amended rules, federal position limits will apply to 25 physical delivery commodity futures contracts and options thereon, as well as to swaps that are economically equivalent to such contracts and to futures and options thereon that are directly or indirectly linked to the price of such contracts or to the same commodity underlying such contracts (e.g., cash-settled look-a-like futures), subject to a phased-in compliance period.  Under the amended framework, position limits (i) for 25 core referenced futures contracts (including corn, oats, wheat, soybean, soybean meal, soybean oil, cotton, live cattle, rough rice, cocoa, coffee, frozen orange juice concentrate, sugar, gold, silver, copper, platinum, palladium, natural gas, crude oil, heating oil, and RBOB gasoline) are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges.

The resulting impact on the Fund of final regulations that impose new and revised position limits is unknown. It is expected that futures exchanges will amend their existing position limits rules or adopt new requirements. New or more restrictive position limits could reduce liquidity in the market, which would be likely to have adverse effects on the pricing of commodity futures contracts. Changes in CFTC and/or exchange-level position limits rules therefore could adversely affect the Fund’s ability to pursue its investment objective or achieve favorable performance.

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

Since coming into effect on January 3, 2018, Markets in Financial Instruments Directive II (“MiFID II”) requires the competent authorities of member states in the European Union (“EU”) to impose position limits on certain commodity derivatives contracts which are applicable to any person, whether or not based in the European Union, among other requirements. Pursuant to MiFID II, the United Kingdom’s (“UK”) regulatory agency, the Financial Conduct Authority (“FCA”), has established position limits applicable to aluminum, copper, lead, nickel, tin and zinc commodity derivative contracts traded on the London Metal Exchange (“LME”). LME may also impose accountability levels in certain contracts, where further directions in respect of those positions can then be required. If the Fund were to trade commodity derivatives contracts on other exchanges in the European Union, position limits may apply to such trading activity pursuant to MiFID II as implemented in the relevant national laws and regulations of member states. Following a referendum in June 2016, the UK formally exited the EU on January 31, 2020 (known as “Brexit”). During a transition period where the UK remained subject to EU rules but had no role in the EU law-making process, the UK and EU representatives negotiated the precise terms of their future relationship, reaching an agreement on December 24, 2020. On December 31, 2020, the transition period concluded and the terms of the new agreement went into effect on January 1, 2021. The complete impact of the new agreement, as well as the full scope and nature of the consequences of the exit, are not at this time known and are unlikely to be known for a significant period of time. Any UK firm that was trading derivatives in EU markets prior to the conclusion of the transition period will no longer be able to use its MiFID II passport to do so and instead would need to look to any MiFID II third country regime to access the EU market or establish a MiFID II compliant EU branch or subsidiary. The potential loss of MiFID II passports by UK-based firms through which the Fund trades derivatives in EU markets could adversely affect the Fund’s ability to continue doing so absent substitute arrangements for continued access to those markets.

Accountability Levels. Exchanges may establish accountability levels applicable to futures contracts instead of position limits, provided that the futures contract is not subject to federal position limits. An exchange may order a person who holds or controls a position in excess of a position accountability level not to further increase its position, to comply with any prospective limit that exceeds the size of the position owned or controlled, or to reduce any open position that exceeds the position accountability level if the exchange determines that such action is necessary to maintain an orderly market. Position accountability levels could adversely affect the Fund’s ability to establish and maintain positions in commodity futures contracts to which such levels apply, if the Fund were to trade in such contracts. Such an outcome could adversely affect the Fund’s ability to pursue its investment objective.

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

No Deduction for Qualified Publicly Traded Partnership Income.

For taxable years beginning after December 31, 2017 and before January 1, 2026, there is a 20% deduction for “qualified publicly traded partnership income” within the meaning of Section 199A(e)(5) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable income for the year, but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because, as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

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

Fees and Expenses May Deplete the Fund’s Assets if the Fund’s Investment Performance Is Not Favorable.

The Fund pays fees and expenses regardless of its investment performance. Such fees and expenses include asset-based fees of 0.85% per annum. Additional charges include brokerage fees of approximately 0.03% per annum in the aggregate and selling commissions. Selling commissions are not included in the Fund’s breakeven calculation. The sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income may not exceed its fees and expenses. If such income does not exceed its fees and expenses, in order to break even, the Fund’s futures trading activity will need to have a favorable performance that exceeds the difference between the sum of the Fund’s Treasury Income, Money Market Income and/or T-Bill ETF Income and its fees and expenses. If the Fund’s futures trading performance is not sufficiently favorable, the Fund’s expenses could deplete its assets over time. In such a scenario, the value of your Shares will decrease.

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

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner or any of its affiliates, the Commodity Broker, including its principals and its affiliates, the Index Sponsor, and Invesco Distributors. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. The Managing Owner and its principals and affiliates are engaged in a broad array of asset management and financial services activities and may engage in activities during the ordinary course of business that cause their interests or those of their other clients to conflict with those of the Fund and its Shareholders.

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

Holders

As of, January 31, 2021 the Fund had 122 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2020 to October 31, 2020	2,400,000	$13.16
November 1, 2020 to November 30, 2020	2,300,000	$13.02
December 1, 2020 to December 31, 2020	400,000	$13.87
Total	5,100,000	$13.15
ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the relevant 2020, 2019, 2018, 2017 and 2016 financial data for the Fund and should be read in conjunction with the Fund’s financial statements, and the notes and schedules related thereto, which are included in this Report.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
Income	$6,155,934	$36,325,158	$48,296,839	$16,636,381	$6,447,842
Net investment income (loss)	$(2,159,046)	$22,272,174	$25,051,062	$(1,457,317)	$(13,574,300)
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	$(126,249,417)	$183,684,740	$(315,438,864)	$72,642,854	$379,545,648
Net Income (Loss)	$(128,408,463)	$205,956,914	$(290,387,802)	$71,185,537	$365,971,348
Net Income (Loss) per Share (a)	$(1.28)	$1.75	$(2.00)	$0.80	$2.48
Return of Capital Distributions per General Share	$—	$(0.25)	$(0.19)	$—	$—
Return of Capital Distributions per Share	$—	$(0.25)	$(0.19)	$—	$—
Net increase (decrease) in cash	$7,541,480	$—	$(5,939,564)	$924,407	$(87,077,779)

	As of December 31,
	2020	2019	2018	2017	2016
Total Assets	$1,342,152,630	$1,440,171,453	$2,009,795,566	$2,263,946,016	$2,559,242,943
General Shares NAV	$14.66	$15.94	$14.44	$16.63	$15.83
Shares NAV	$14.66	$15.94	$14.44	$16.63	$15.83

(a)	Net Income (Loss) per Share may not correlate with the Fund's Net Income (Loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Fund's investments.

Selected Quarterly Financial Data (Unaudited)

	For the Three Months Ended,
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Income	$188,646	$264,486	$1,020,604	$4,682,198
Net investment income (loss)	$(2,100,236)	$(1,728,048)	$(592,005)	$2,261,243
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	$130,225,987	$55,497,587	$69,413,167	$(381,386,158)
Net Income (Loss)	$128,125,751	$53,769,539	$68,821,162	$(379,124,915)
Increase (decrease) in NAV	$289,217,378	$200,839,654	$72,068,506	$(649,457,984)
Net Income (Loss) per Share	$1.57	$0.79	$1.01	$(4.65)
Return of Capital Distributions per General Share	$—	$—	$—	$—
Return of Capital Distributions per Share	$—	$—	$—	$—

	For the Three Months Ended,
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Income	$6,365,243	$8,532,549	$10,214,720	$11,212,646
Net investment income (loss)	$3,381,627	$5,261,389	$6,598,693	$7,030,465
Net realized and net change in unrealized gains (losses) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	$103,001,066	$(81,235,345)	$(23,841,042)	$185,760,061
Net Income (Loss)	$106,382,693	$(75,973,956)	$(17,242,349)	$192,790,526
Increase (decrease) in NAV	$23,297,980	$(203,424,571)	$(163,748,831)	$(160,044,351)
Net Income (Loss) per Share (a)	$1.19	$(0.76)	$(0.14)	$1.47
Return of Capital Distributions per General Share (a)	$(0.25)	$—	$—	$—
Return of Capital Distributions per Share (a)	$(0.25)	$—	$—	$—

(b)

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

The Fund has not reached position limits with respect to the 2020 and 2019 reporting periods.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(33.5) million and $728.8 million for the years ended December 31, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2020, $1,258.8 million was paid to purchase United States Treasury Obligations and $1,527.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2019, $3,654.7 million was paid to purchase United States Treasury Obligations and $4,633.2 million was received from sales and maturing United States Treasury Obligations. $2,268.5 million was received from sales of affiliated investments and $2,391.2 million was paid to purchase affiliated investments during the year ended December 31, 2020. $3,261.5 million was received from sales of affiliated investments and $3,634.0 million was paid to purchase affiliated investments during the year ended December 31, 2019. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) Net cash provided by (used in) operating activities by $(22.9) million and $(34.7) million during the years ended December 31, 2020 and 2019, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $41.1 million and $(728.8) million during the years ended December 31, 2020 and 2019, respectively. This included $483.4 million and $120.2 million from Shares purchased by Authorized Participants and $442.3 million and $807.3 million from Shares redeemed by Authorized Participants during the years ended December 31, 2020 and 2019, respectively. There were no changes in amounts due to the Custodian for the year ended December 31, 2020. During the year ended December 31, 2019, amounts due to the Custodian decreased by $19.0 million. No distributions were paid to Shareholders during the year ended December 31, 2020. During the year ended December 31, 2019, distributions paid to Shareholders were $22.7 million.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

DBC - For the Year Ended December 31, 2020
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Percentage Change
12/31/2019
12/31/2020
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Year Ended December 31, 2019
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
12/31/2018
12/31/2019
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2020 and 2019. For a performance discussion related to the year ended December 31, 2018, see the annual report for the year ended December 31, 2018 available at http://www.invesco.com/ETFs.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the years ended December 31, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Years Ended December 31, 2020 and 2019

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Years Ended
	December 31,
Underlying Index	2020	2019
DB Light Crude Oil Indices	(20.29)%	30.07%
DB Ultra Low Sulphur Diesel Indices	(42.57)	22.00
DB Aluminum Indices	2.92	(3.77)
DB Gold Indices	22.40	17.94
DB Corn Indices	(2.24)	0.95
DB Wheat Indices	5.61	2.71
DB RBOB Gasoline Indices	(15.18)	28.33
DB Natural Gas Indices	(16.20)	(13.78)
DB Silver Indices	45.49	13.65
DB Zinc Indices	19.73	(3.19)
DB Copper Grade A Indices	24.29	4.68
DB Soybeans Indices	22.18	1.56
DB Sugar Indices	(1.85)	(1.18)
DB Brent Crude Oil Indices	(28.41)	25.40
AGGREGATE RETURNS	(7.53)%	12.94%

If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income were to exceed the Fund’s fees and expenses, the aggregate return on an investment in the Fund would be expected to outperform the Index and underperform the DBIQ–OY Diversified TR™. The only difference between (i) the Index (the “Excess Return Index”) and (ii) the DBIQ–OY Diversified TR™ (the “Total Return Index”) is that the Excess Return Index does not include interest income from fixed income securities while the Total Return Index does include such a component. Thus, the difference between the Excess Return Index and the Total Return Index is attributable entirely to the interest income attributable to the fixed income securities reflected in the Total Return Index. The Total Return Index does not actually hold any fixed income securities. If the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, exceeds the Fund’s fees and expenses, then the amount of such excess is expected to be distributed periodically. The market price of the Shares is expected to closely track the Excess Return Index. The aggregate return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Shares over the period, plus the amount of any distributions during the period. Consequently, the Fund’s aggregate return is expected to outperform the Excess Return Index by the amount of the excess, if any, of the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income over its fees and expenses. As a result of the Fund’s fees and expenses, however, the aggregate return on the Fund is expected to underperform the Total Return Index. If the Fund’s fees and expenses were to exceed the Fund’s Treasury Income, Money Market Income and T-Bill ETF Income, if any, the aggregate return on an investment in the Fund is expected to underperform the Excess Return Index

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Fund Share Price Performance

For the year ended December 31, 2020, the NYSE Arca market value of each Share decreased from $15.96 per Share to $14.70 per Share. The Share price low and high for the year ended December 31, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $10.52 per Share (-34.10%) on April 27, 2020, and a high of $16.19 per Share (+1.44%) on January 7, 2020. No distributions were paid to Shareholders during the year ended December 31, 2020. Therefore, the total return for the Fund on a market value basis was -7.89%.

For the year ended December 31, 2019, the NYSE Arca market value of each Share increased from $14.51 per Share to $15.96 per Share. The Share price low and high for the year ended December 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $14.53 per Share (+0.14%) on January 2, 2019, and a high of $16.35 per Share (+12.69%) on April 10, 2019. On December 31, 2019, the Fund paid a distribution of $0.25383 for each General Share and Share to holders of record as of December 24, 2019. Therefore, the total return for the Fund on a market value basis was +11.75%.

Fund Share Net Asset Performance

For the year ended December 31, 2020, the NAV of each Share decreased from $15.94 per Share to $14.66 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Corn, RBOB Gasoline, Natural Gas, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Aluminum, Gold, Wheat, Silver, Zinc, Copper Grade A and Soybeans during the year ended December 31, 2020, contributing to an overall 7.87% decrease in the level of the Index and to a 7.53% decrease in the level of the DBIQ-OY Diversified TR™. No distributions were paid to Shareholders during the year ended December 31, 2020. Therefore, the total return for the Fund on a NAV basis was -8.03%.

Net income (loss) for the year ended December 31, 2020 was $(128.4) million, primarily resulting from $6.2 million of income, net realized gain (loss) of $(227.3) million, net change in unrealized gain (loss) of $101.1 million and net operating expenses of $8.3 million.

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

Net income (loss) for the year ended December 31, 2019 was $206.0 million, primarily resulting from $36.3 million of income, net realized gain (loss) of $(108.3) million, net change in unrealized gain (loss) of $292.0 million and net operating expenses of $14.0 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,341,324,637	1.17%	$36,647,890	24

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,428,657,083	0.76%	$25,370,657	11

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

The following were the primary trading risk exposures of the Fund as of December 31, 2020 by market sector.

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

We, Anna Paglia, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2020.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2020, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANNA PAGLIA
Name:	Anna Paglia
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB Commodity Index Tracking Fund) and Shareholders of Invesco DB Commodity Index Tracking Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB Commodity Index Tracking Fund (the “Fund”) as of December 31, 2020 and 2019, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 25, 2021

We have served as the Fund’s auditor since 2013.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

December 31, 2020 and 2019

	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $399,839,681 and $664,622,057, respectively)	$399,870,102	$664,863,392
Affiliated investments, at value (cost $890,598,570 and $767,489,717, respectively)	891,104,755	767,882,587
Other investments:
Variation margin receivable- Commodity Futures Contracts	3,984,163	—
LME Commodity Futures Contracts receivable	9,571,095	—
Unrealized appreciation on LME Commodity Futures Contracts	30,069,753	7,078,689
Cash held by custodian	7,541,480	—
Receivable for:
Dividends from affiliates	11,282	346,785
Total assets	$1,342,152,630	$1,440,171,453
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$8,060,074
LME Commodity Futures Contracts payable	—	2,496,880
Payable for:
Management fees	825,550	954,189
Brokerage commissions and fees	2,443	3,227
Total liabilities	827,993	11,514,370
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	586	638
Shareholders' equity—Shares	1,341,324,051	1,428,656,445
Total shareholders' equity	1,341,324,637	1,428,657,083
Total liabilities and equity	$1,342,152,630	$1,440,171,453
General Shares outstanding	40	40
Shares outstanding	91,500,000	89,600,000

Net asset value per share	$14.66	$15.94

Market value per share	$14.70	$15.96

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2020

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.085% due February 25, 2021 (b)	11.93%	$159,986,710	$160,000,000
U.S. Treasury Bills, 0.090% due June 10, 2021	5.96	79,974,618	80,000,000
U.S. Treasury Bills, 0.140% due September 9, 2021	5.96	79,957,840	80,000,000
U.S. Treasury Bills, 0.140% due October 7, 2021	5.96	79,950,934	80,000,000
Total United States Treasury Obligations (cost $399,839,681)	29.81%	$399,870,102
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $180,443,123)(c)	13.49%	$180,949,308	1,712,400
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $710,155,447) (c)(d)	52.95	710,155,447	710,155,447
Total Affiliated Investments (cost $890,598,570)	66.44%	$891,104,755
Total Investments in Securities (cost $1,290,438,251)	96.25%	$1,290,974,857

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $149,985,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2020.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,432	September - 2021	$76,619,400	$13,698,838	$13,698,838
CBOT Soybean	1,357	November - 2021	75,432,238	8,764,789	8,764,789
CBOT Wheat	2,267	July - 2021	71,212,137	10,140,859	10,140,859
COMEX Gold	522	February - 2021	98,924,220	8,422,812	8,422,812
COMEX Silver	204	May - 2021	27,002,460	6,274,804	6,274,804
ICE-UK Brent Crude	3,344	November - 2021	169,239,840	18,862,705	18,862,705
LME Aluminum	1,063	May - 2021	52,784,594	8,099,254	8,099,254
LME Copper	293	May - 2021	56,909,756	13,145,981	13,145,981
LME Zinc	762	August - 2021	52,746,212	8,824,518	8,824,518
NYB-ICE Sugar	4,594	September - 2021	72,239,731	7,253,129	7,253,129
NYMEX Natural Gas	2,406	April - 2021	61,473,300	1,883,068	1,883,068
NYMEX NY Harbor ULSD	2,825	May - 2021	176,847,825	28,150,558	28,150,558
NYMEX RBOB Gasoline	3,061	November - 2021	173,083,020	9,090,619	9,090,619
NYMEX WTI Crude	3,641	February - 2021	177,061,830	6,231,507	6,231,507
Total Commodity Futures Contracts				$148,843,441	$148,843,441

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2019

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 1.520% due February 6, 2020	11.74%	$167,757,450	$168,000,000
U.S. Treasury Bills, 1.560% due March 5, 2020	1.33	18,950,208	19,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020 (b)	33.47	478,155,734	480,000,000
Total United States Treasury Obligations (cost $664,622,057)	46.54%	$664,863,392
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $249,990,226)(c)	17.53%	$250,383,096	2,372,400
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 1.47% (cost $517,499,491) (c)(d)	36.22	517,499,491	517,499,491
Total Affiliated Investments (cost $767,489,717)	53.75%	$767,882,587
Total Investments in Securities (cost $1,432,111,774)	100.29%	$1,432,745,979

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $153,399,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,905	September - 2020	$78,295,250	$(3,026,104)	$(3,026,104)
CBOT Soybean	1,602	November - 2020	78,397,875	1,276,086	1,276,086
CBOT Wheat	2,954	July - 2020	83,228,950	3,287,335	3,287,335
COMEX Gold	749	February - 2020	114,080,190	14,071,689	14,071,689
COMEX Silver	323	May - 2020	29,084,535	3,636,158	3,636,158
ICE-UK Brent Crude	2,802	January - 2020	184,932,000	10,124,770	10,124,770
LME Aluminum	1,259	April - 2020	57,111,388	1,559,850	1,559,850
LME Copper	386	June - 2020	59,694,900	4,507,945	4,507,945
LME Zinc	924	March - 2020	52,546,725	1,010,894	1,010,894
NYB-ICE Sugar	5,329	September - 2020	82,842,502	7,476,859	7,476,859
NYMEX Natural Gas	3,161	April - 2020	69,162,680	(12,073,446)	(12,073,446)
NYMEX NY Harbor ULSD	2,184	May - 2020	180,823,407	(4,811,899)	(4,811,899)
NYMEX RBOB Gasoline	2,649	November - 2020	176,221,546	6,030,558	6,030,558
NYMEX WTI Crude	3,000	February - 2020	182,310,000	14,623,700	14,623,700
Total Commodity Futures Contracts				$47,694,395	$47,694,395

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

 See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses For the Years Ended

December 31, 2020, 2019 and 2018

	2020	2019	2018
Income
Interest Income	$3,297,643	$28,685,735	$41,701,196
Dividends from Affiliates	2,858,291	7,639,423	6,595,643
Total Income	6,155,934	36,325,158	48,296,839
Expenses
Management Fees	8,666,174	13,741,915	22,341,142
Brokerage Commissions and Fees	335,587	393,428	574,590
Interest Expense	43,850	312,961	782,292
Total Expenses	9,045,611	14,448,304	23,698,024
Less: Waivers	(730,631)	(395,320)	(452,247)
Net Expenses	8,314,980	14,052,984	23,245,777
Net Investment Income (Loss)	(2,159,046)	22,272,174	25,051,062
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	151,090	54,902	(44,353)
Affiliated Investments	384,050	—	—
Capital gain distributions from Affiliated Investments	74,267	35,871	—
Commodity Futures Contracts	(227,910,271)	(108,439,638)	43,624,801
Net Realized Gain (Loss)	(227,300,864)	(108,348,865)	43,580,448
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(210,914)	301,796	46,869
Affiliated Investments	113,315	237,240	403,308
Commodity Futures Contracts	101,149,046	291,494,569	(359,469,489)
Net Change in Unrealized Gain (Loss)	101,051,447	292,033,605	(359,019,312)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(126,249,417)	183,684,740	(315,438,864)
Net Income (Loss)	$(128,408,463)	$205,956,914	$(290,387,802)

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2020

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$638	89,600,000	$1,428,656,445	$1,428,657,083
Purchases of Shares			35,600,000	483,386,732	483,386,732
Redemption of Shares			(33,700,000)	(442,310,715)	(442,310,715)
Net Increase (Decrease) due to Share Transactions			1,900,000	41,076,017	41,076,017
Net Income (Loss)
Net Investment Income (Loss)		(1)		(2,159,045)	(2,159,046)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(92)		(227,300,772)	(227,300,864)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		41		101,051,406	101,051,447
Net Income (Loss)		(52)		(128,408,411)	(128,408,463)
Net Change in Shareholders' Equity	—	(52)	1,900,000	(87,332,394)	(87,332,446)
Balance at December 31, 2020	40	$586	91,500,000	$1,341,324,051	$1,341,324,637

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$(128,408,463)	$205,956,914	$(290,387,802)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(1,258,771,217)	(3,654,657,512)	(6,473,560,355)
Proceeds from securities sold and matured	1,526,991,518	4,633,155,039	6,739,557,713
Cost of affiliated investments purchased	(2,391,225,604)	(3,634,032,756)	(3,916,848,412)
Proceeds from affiliated investments sold	2,268,500,801	3,261,472,332	3,839,913,024
Net accretion of discount on United States Treasury Obligations	(3,286,835)	(28,578,301)	(41,381,034)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(535,140)	(54,902)	44,353
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(22,893,465)	(34,694,600)	54,104,708
Change in operating assets and liabilities:
Dividends from affiliates	335,503	(79,139)	(174,130)
Variation margin - Commodity Futures Contracts	(12,044,237)	4,539,464	14,515,805
LME Commodity Futures Contracts	(12,067,975)	(23,761,626)	29,026,856
Management fees	(128,639)	(448,209)	(181,646)
Brokerage commissions and fees	(784)	3,189	(2,741)
Other receivables	—	17,077	(17,077)
Net cash provided by (used in) operating activities	(33,534,537)	728,836,970	(45,390,738)
Cash flows from financing activities:
Distributions paid to shareholders	—	(22,743,178)	(24,584,320)
Proceeds from purchases of Shares	483,386,732	120,198,453	1,287,584,068
Redemption of Shares	(442,310,715)	(807,331,962)	(1,242,508,857)
Increase (decrease) in payable for amount due to custodian	—	(18,960,283)	18,960,283
Net cash provided by (used in) financing activities	41,076,017	(728,836,970)	39,451,174
Net change in cash	7,541,480	—	(5,939,564)
Cash at beginning of period	—	—	5,939,564
Cash at end of period	$7,541,480	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$43,850	$312,961	$782,292

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Financial Statements

December 31, 2020

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2020, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. No distributions were paid for the year ended December 31, 2020.

The table below shows distributions per General Share and Share and in total for the years presented:

	Years Ended December 31,
	2020	2019	2018
Distributions per General Share	$—	$0.25383	$0.18853
Distributions per Share	$—	$0.25383	$0.18853
Distributions paid to General Shares	$—	$10	$8
Distributions paid to Shares	$—	$22,743,168	$24,584,312

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2020, 2019 and 2018, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $8.00, $9.00 and $9.00 per round-turn trade for the years ended December 31, 2020, 2019 and 2018, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of December 31, 2020, the Fund had a receivable from the Commodity Broker of $9,571,095, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2019, the Fund had a payable to the Commodity Broker of $2,496,880, related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $730,631, $395,320 and $452,247 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, appointed DWS Investment Management Americas, Inc. (“DIMA”) to serve as the index sponsor (the “Index Sponsor”) for periods prior to January 31, 2021. On February 1, 2021, the provision of index sponsor services transferred back to Deutsche Bank Securities, Inc. from DIMA, to whom Deutsche Bank Securities, Inc. had previously assigned such responsibility. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2020 and 2019.

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

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$399,870,102	$—	$399,870,102
Exchange-Traded Fund	180,949,308	—	—	180,949,308
Money Market Mutual Fund	710,155,447	—	—	710,155,447
Total Investments in Securities	891,104,755	399,870,102	—	1,290,974,857
Other Investments - Assets(a)
Commodity Futures Contracts	148,843,441	—	—	148,843,441
Total Investments	$1,039,948,196	$399,870,102	$—	$1,439,818,298

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$664,863,392	$—	$664,863,392
Exchange-Traded Fund	250,383,096	—	—	250,383,096
Money Market Mutual Fund	517,499,491	—	—	517,499,491
Total Investments in Securities	767,882,587	664,863,392	—	1,432,745,979
Other Investments - Assets(a)
Commodity Futures Contracts	67,605,844	—	—	67,605,844
Other Investments - Liabilities(a)
Commodity Futures Contracts	(19,911,449)	—	—	(19,911,449)
Total Other Investments	47,694,395	—	—	47,694,395
Total Investments	$815,576,982	$664,863,392	$—	$1,480,440,374

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$148,843,441	$—	$67,605,844	$(19,911,449)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2020 and December 31, 2019 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(227,910,271)	$(108,439,638)	$43,624,801
	Net Change in Unrealized Gain (Loss)	101,149,046	291,494,569	(359,469,489)
Total		$(126,761,225)	$183,054,931	$(315,844,688)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2020	2019	2018
Average Notional Value	$1,041,936,893	$1,617,668,395	$2,587,543,389

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2020.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2020	Dividend Income
Invesco Treasury Collateral ETF	$250,383,096	$—	$(69,931,153)	$113,315	$458,317		$180,949,308	$1,737,818
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	1,061,862,468	(351,707,021)	—	—		710,155,447	22,050
Invesco Premier U.S. Government Money Portfolio, Institutional Class	517,499,491	1,329,363,136	(1,846,862,627)	—	—		—	1,098,423
Total	$767,882,587	$2,391,225,604	$(2,268,500,801)	$113,315	$458,317	(a)	$891,104,755	$2,858,291

(a)Includes $74,267 of capital gains distribution from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2019.

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2019	Dividend Income
Invesco Treasury Collateral ETF	$250,145,856	$—	$—	$237,240	$35,871		$250,383,096	$5,580,402
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	144,939,067	3,634,032,756	(3,261,472,332)	—	—		517,499,491	2,059,021
Total	$395,084,923	$3,634,032,756	$(3,261,472,332)	$237,240	$35,871	(a)	$767,882,587	$7,639,423

(a)Includes $35,871 of capital gains distribution from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2018.

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2018	Dividend Income
Invesco Treasury Collateral ETF	$249,742,548	$—	$—	$403,308	$—	$250,145,856	$4,226,027
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	68,003,679	3,916,848,412	(3,839,913,024)	—	—	144,939,067	2,369,616
Total	$317,746,227	$3,916,848,412	$(3,839,913,024)	$403,308	$—	$395,084,923	$6,595,643

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2020, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2020	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$15.94	$14.44	$16.63
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(1.25)	1.54	(2.16)
Net investment income (loss) (b)	(0.03)	0.21	0.16
Net income (loss)	(1.28)	1.75	(2.00)
Less:
Return of capital distributions	—	(0.25)	(0.19)
Net asset value per Share, end of period	$14.66	$15.94	$14.44
Market value per Share, beginning of period (c)	$15.96	$14.51	$16.62
Market value per Share, end of period (c)	$14.70	$15.96	$14.51

Ratio to average Net Assets
Net investment income (loss)	(0.21)%	1.38%	0.95%
Expenses, after waivers	0.82%	0.87%	0.88%
Expenses, prior to waivers	0.89%	0.89%	0.90%
Total Return, at net asset value (d)	(8.03)%	12.16%	(12.02)%
Total Return, at market value (d)	(7.89)%	11.75%	(11.55)%

(a)

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts per share may not correlate with the Fund's net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Fund's investments.

(b)           Based on average shares outstanding.

(c)	The mean between the last bid and ask prices.
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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020, the end of the period covered by this Annual Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2020. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2020, as stated in their report on page 36 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2020, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Anna Paglia	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman	Board of Managers
Annette Lege	Principal
Kelli Gallegos	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr	Board of Managers
Brian Hartigan	Global Head of ETF Investments

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Ms. Paglia, Mr. Krugman and Mr. Zerr.

The Board of Managers has established an Audit Committee with the following members: Ms. Paglia, Mr. Krugman and Mr. Zerr. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund's financial statements, the Fund's compliance with legal and regulatory requirements, the qualifications and independence of the Fund's independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Anna Paglia (46) has been Chief Executive Officer of the Managing Owner since June 2020. In this role, she has general oversight responsibilities for all of the Managing Owner’s business. Ms. Paglia has been a Member of the Board of Managers of the Managing Owner since June 2020. Additionally, Ms. Paglia is a Managing Director and Global Head of ETFs and Indexed Strategies of Invesco Ltd., a position in which she first began serving in June 2020. In these roles she is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Ms. Paglia also is responsible for managing the operations of the Invesco Funds. Previously, Ms. Paglia was Head of Legal, US ETFs at Invesco, beginning in September 2010. In that role, she was responsible for the registration and listing of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert and resource to the US ETF Board and personnel of the Managing Owner and providing day-to-day support to the Managing Owner. In addition, she was a team leader for, and provided legal support to, Invesco’s unit investment trusts. Ms. Paglia earned a JD from L.U.I.S.S. Law School in Rome, a law school certificate from Kingston University School of Law in London and a master’s degree from Northwestern University School of Law in Chicago. She is admitted to practice law in Illinois and New York. Ms. Paglia was listed as a principal of the Managing Owner on June 11, 2020.

Peter Hubbard (40) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (43) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Annette Lege (51) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, on March 22, 2017.

Kelli Gallegos (50) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (44) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (58) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018. Prior to his current position, Mr. Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from

Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Brian Hartigan (42) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts. In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

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

For the year ended December 31, 2020, the Fund incurred Management Fees of $8,666,174 of which $7,840,624 had been paid at December 31, 2020. Management Fees of $825,550 were unpaid at December 31, 2020 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2020, the Fund incurred brokerage commissions of $335,587 of which $333,144 had been paid at December 31, 2020. Brokerage commissions of $2,443 were unpaid at December 31, 2020 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2019, the Fund incurred Management Fees of $13,741,915 of which $12,787,726 had been paid at December 31, 2019. Management Fees of $954,189 were unpaid at December 31, 2019 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2019, the Fund incurred brokerage commissions of $393,428 of which $390,201 had been paid at December 31, 2019. Brokerage commissions of $3,227 were unpaid at December 31, 2019 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2018, the Fund incurred Management Fees of $22,341,142 of which $20,938,744 had been paid at December 31, 2018. Management Fees of $1,402,398 were unpaid at December 31, 2018 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2018, the Fund incurred brokerage commissions of $574,590 of which $574,552 had been paid at December 31, 2018. Brokerage commissions of $38 were unpaid at December 31, 2018 and are reported as a liability on the Statements of Financial Condition.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2021, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2020 and 2019.

	Fiscal Years Ended December 31,
	2020	2019
Audit Fees	$78,660	$78,660
Audit-Related Fees (1)	—	10,000
Tax Fees (2)	963,432	869,011
All Other Fees	—	—
Total	$1,042,092	$957,671

(1)	Audit-Related Fees for fiscal year ended December 31, 2019 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for the fiscal years ended December 31, 2020 and 2019 include fees billed for preparing tax forms.

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

(a)(1) Financial Statements

See financial statements commencing on page 34 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]
4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]
4.2	Form of Participant Agreement [4]
4.2.1	Amendment to Form of Participant Agreement [4]
4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Escrow Agreement [6]

10.2	Form of Customer Agreement [7]

10.3	Form of Administration Agreement [8]

10.4	Form of Global Custody Agreement [8]

10.5	Form of Transfer Agency and Service Agreement [9]

10.6	Distribution Services Agreement [10]
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund— December 31, 2020 and December 31, 2019, (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund—December 31, 2020, (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund—December 31, 2019, (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund—Years Ended December 31, 2020, 2019 and 2018, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund—Year Ended December 31, 2020, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund—Year Ended December 31, 2019, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund— Year Ended December 31, 2018, (viii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund—Years Ended December 31, 2020, 2019 and 2018, (ix) Notes to Financial Statements of Invesco DB Commodity Index Tracking Fund.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4	Previously filed as an exhibit to Form 10-Q on November 6, 2020 and incorporated herein by reference.
5	Previously filed as an exhibit to Form 10-K on February 28, 2020 and incorporated herein by reference.
6	Previously filed as an exhibit to Pre-Effective Amendment No. 5 to a Registration Statement on Form S-1 on December 21, 2005 and incorporated herein by reference.
7	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.
8	Previously filed as an exhibit to Form 8-K on October 1, 2019 and incorporated herein by reference.
9	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on August 5, 2005 and incorporated herein by reference.
10	Previously filed as an exhibit to Form 8-K on May 19, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 25, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: February 25, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 25, 2021

/s/ JOHN ZERR John Zerr	Manager	February 25, 2021
*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.