Form 10-Q
period 2021-03-31
Invesco DB Commodity Index Tracking Fund
filed 2021-05-07
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of outstanding Shares as of March 31, 2021: 114,500,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

March 31, 2021 and December 31, 2020

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $863,800,781 and $399,839,681, respectively)	$863,930,234	$399,870,102
Affiliated investments, at value (cost $977,777,722 and $890,598,570, respectively)	978,309,593	891,104,755
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	3,984,163
LME Commodity Futures Contracts receivable	14,199,993	9,571,095
Unrealized appreciation on LME Commodity Futures Contracts	41,134,013	30,069,753
Cash held by custodian	—	7,541,480
Receivable for:
Dividends from affiliates	22,885	11,282
Total assets	$1,897,596,718	$1,342,152,630
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$396,436	$—
Payable for:
Management fees	1,348,971	825,550
Brokerage commissions and fees	5,014	2,443
Total liabilities	1,750,421	827,993
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	662	586
Shareholders' equity—Shares	1,895,845,635	1,341,324,051
Total shareholders' equity	1,895,846,297	1,341,324,637
Total liabilities and equity	$1,897,596,718	$1,342,152,630
General Shares outstanding	40	40
Shares outstanding	114,500,000	91,500,000

Net asset value per share	$16.56	$14.66

Market value per share	$16.61	$14.70

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

March 31, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.045% due June 10, 2021	4.22%	$79,998,211	$80,000,000
U.S. Treasury Bills, 0.070% due August 5, 2021	12.87	243,987,190	244,000,000
U.S. Treasury Bills, 0.050% due August 12, 2021	6.33	119,991,577	120,000,000
U.S. Treasury Bills, 0.060% due September 9, 2021 (b)	10.55	199,982,112	200,000,000
U.S. Treasury Bills, 0.035% due October 7, 2021 (b)	10.55	199,975,062	200,000,000
U.S. Treasury Bills, 0.135% due November 4, 2021	1.05	19,996,082	20,000,000
Total United States Treasury Obligations (cost $863,800,781)	45.57%	$863,930,234
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $180,443,123) (c)	9.54%	$180,974,994	1,712,400
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $797,334,599) (c)(d)	42.06	797,334,599	797,334,599
Total Affiliated Investments (cost $977,777,722)	51.60%	$978,309,593
Total Investments in Securities (cost $1,841,578,503)	97.17%	$1,842,239,827

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $209,958,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of March 31, 2021.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	4,291	September - 2021	$106,416,800	$20,810,379	$20,810,379
CBOT Soybean	1,694	November - 2021	106,404,375	18,269,611	18,269,611
CBOT Wheat	2,834	July - 2021	87,251,775	6,829,333	6,829,333
COMEX Gold	646	February - 2022	111,267,040	(10,212,865)	(10,212,865)
COMEX Silver	254	May - 2021	31,155,640	2,668,028	2,668,028
ICE-UK Brent Crude	4,176	November - 2021	249,975,360	46,397,857	46,397,857
LME Aluminum	1,328	May - 2021	73,048,300	13,204,010	13,204,010
LME Copper	366	May - 2021	80,419,350	18,893,450	18,893,450
LME Zinc	952	August - 2021	67,246,900	9,036,553	9,036,553
NYB-ICE Sugar	5,742	September - 2021	95,050,771	9,161,655	9,161,655
NYMEX Natural Gas	3,009	April - 2021	78,474,720	892,607	892,607
NYMEX NY Harbor ULSD	3,527	May - 2021	262,611,955	55,114,898	55,114,898
NYMEX RBOB Gasoline	3,823	November - 2021	272,127,257	53,430,262	53,430,262
NYMEX WTI Crude	4,871	December - 2021	274,821,820	14,316,002	14,316,002
Total Commodity Futures Contracts				$258,811,780	$258,811,780

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.085% due February 25, 2021 (b)	11.93%	$159,986,710	$160,000,000
U.S. Treasury Bills, 0.090% due June 10, 2021	5.96	79,974,618	80,000,000
U.S. Treasury Bills, 0.140% due September 9, 2021	5.96	79,957,840	80,000,000
U.S. Treasury Bills, 0.140% due October 7, 2021	5.96	79,950,934	80,000,000
Total United States Treasury Obligations (cost $399,839,681)	29.81%	$399,870,102
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $180,443,123) (c)	13.49%	$180,949,308	1,712,400
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $710,155,447) (c)(d)	52.95	710,155,447	710,155,447
Total Affiliated Investments (cost $890,598,570)	66.44%	$891,104,755
Total Investments in Securities (cost $1,290,438,251)	96.25%	$1,290,974,857

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $149,985,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2020.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,432	September - 2021	$76,619,400	$13,698,838	$13,698,838
CBOT Soybean	1,357	November - 2021	75,432,238	8,764,789	8,764,789
CBOT Wheat	2,267	July - 2021	71,212,137	10,140,859	10,140,859
COMEX Gold	522	February - 2021	98,924,220	8,422,812	8,422,812
COMEX Silver	204	May - 2021	27,002,460	6,274,804	6,274,804
ICE-UK Brent Crude	3,344	November - 2021	169,239,840	18,862,705	18,862,705
LME Aluminum	1,063	May - 2021	52,784,594	8,099,254	8,099,254
LME Copper	293	May - 2021	56,909,756	13,145,981	13,145,981
LME Zinc	762	August - 2021	52,746,212	8,824,518	8,824,518
NYB-ICE Sugar	4,594	September - 2021	72,239,731	7,253,129	7,253,129
NYMEX Natural Gas	2,406	April - 2021	61,473,300	1,883,068	1,883,068
NYMEX NY Harbor ULSD	2,825	May - 2021	176,847,825	28,150,558	28,150,558
NYMEX RBOB Gasoline	3,061	November - 2021	173,083,020	9,090,619	9,090,619
NYMEX WTI Crude	3,641	February - 2021	177,061,830	6,231,507	6,231,507
Total Commodity Futures Contracts				$148,843,441	$148,843,441

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Income
Interest Income	$109,719	$2,653,349
Dividends from Affiliates	89,577	2,028,849
Total Income	199,296	4,682,198
Expenses
Management Fees	3,497,217	2,481,465
Brokerage Commissions and Fees	76,499	95,778
Interest Expense	4,067	22,212
Total Expenses	3,577,783	2,599,455
Less: Waivers	(208,557)	(178,500)
Net Expenses	3,369,226	2,420,955
Net Investment Income (Loss)	(3,169,930)	2,261,243
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	149,132
Commodity Futures Contracts	68,206,899	(64,626,082)
Net Realized Gain (Loss)	68,206,899	(64,476,950)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	99,032	134,500
Affiliated Investments	25,686	1,542,060
Commodity Futures Contracts	109,968,339	(318,585,768)
Net Change in Unrealized Gain (Loss)	110,093,057	(316,909,208)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	178,299,956	(381,386,158)
Net Income (Loss)	$175,130,026	$(379,124,915)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$586	91,500,000	$1,341,324,051	$1,341,324,637
Purchases of Shares			31,200,000	510,665,514	510,665,514
Redemption of Shares			(8,200,000)	(131,273,880)	(131,273,880)
Net Increase (Decrease) due to Share Transactions			23,000,000	379,391,634	379,391,634
Net Income (Loss)
Net Investment Income (Loss)		(1)		(3,169,929)	(3,169,930)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		29		68,206,870	68,206,899
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		48		110,093,009	110,093,057
Net Income (Loss)		76		175,129,950	175,130,026
Net Change in Shareholders' Equity	—	76	23,000,000	554,521,584	554,521,660
Balance at March 31, 2021	40	$662	114,500,000	$1,895,845,635	$1,895,846,297

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$175,130,026	$(379,124,915)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(623,851,381)	(344,150,134)
Proceeds from securities sold and matured	160,000,000	506,996,264
Cost of affiliated investments purchased	(966,097,731)	(317,285,890)
Proceeds from affiliated investments sold	878,918,579	801,752,087
Net accretion of discount on United States Treasury Obligations	(109,719)	(2,643,581)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(149,132)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(11,188,978)	20,622,152
Change in operating assets and liabilities:
Dividends from affiliates	(11,603)	269,642
Variation margin - Commodity Futures Contracts	4,380,599	(2,435,086)
LME Commodity Futures Contracts	(4,628,898)	521,101
Management fees	523,421	(323,508)
Brokerage commissions and fees	2,571	686
Net cash provided by (used in) operating activities	(386,933,114)	284,049,686
Cash flows from financing activities:
Proceeds from purchases of Shares	510,665,514	38,133,321
Redemption of Shares	(131,273,880)	(310,734,938)
Net cash provided by (used in) financing activities	379,391,634	(272,601,617)
Net change in cash	(7,541,480)	11,448,069
Cash at beginning of period	7,541,480	—
Cash at end of period	$—	$11,448,069
Supplemental disclosure of cash flow information
Cash paid for interest	$4,067	$22,212

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

March 31, 2021

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three months ended March 31, 2021 and 2020.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2021 and 2020, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00 and $9.00 per round-turn trade during the three months ended March 31, 2021 and 2020, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of March 31, 2021, the Fund had a receivable from the Commodity Broker of $14,199,993, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2020, the Fund had a receivable from the Commodity Broker of  $9,571,095, related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $208,557 and $178,500 for the three months ended March 31, 2021 and 2020, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities, Inc. to serve as the index sponsor (the “Index Sponsor”).  On February 1, 2021, the provision of index sponsor services transferred back to Deutsche Bank Securities, Inc. from DWS Investment Management Americas, Inc., to whom Deutsche Bank Securities, Inc. had previously assigned such responsibility. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$863,930,234	$—	$863,930,234
Exchange-Traded Fund	180,974,994	—	—	180,974,994
Money Market Mutual Fund	797,334,599	—	—	797,334,599
Total Investments in Securities	978,309,593	863,930,234	—	1,842,239,827
Other Investments—Assets(a)
Commodity Futures Contracts	269,024,645	—	—	269,024,645
Other Investments—Liabilities(a)
Commodity Futures Contracts	(10,212,865)	—	—	(10,212,865)
Total Other Investments	258,811,780	—	—	258,811,780
Total Investments	$1,237,121,373	$863,930,234	$—	$2,101,051,607

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$399,870,102	$—	$399,870,102
Exchange-Traded Fund	180,949,308	—	—	180,949,308
Money Market Mutual Fund	710,155,447	—	—	710,155,447
Total Investments in Securities	891,104,755	399,870,102	—	1,290,974,857
Other Investments—Assets(a)
Commodity Futures Contracts	148,843,441	—	—	148,843,441
Total Investments	$1,039,948,196	$399,870,102	$—	$1,439,818,298

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$269,024,645	$(10,212,865)	$148,843,441	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2021 and December 31, 2020 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$68,206,899	$(64,626,082)
	Net Change in Unrealized Gain (Loss)	109,968,339	(318,585,768)
Total		$178,175,238	$(383,211,850)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2021	2020
Average Notional Value	$1,628,941,889	$1,141,788,698

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$180,949,308	$—	$—	$25,686	$—	$180,974,994	$26,919
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	710,155,447	966,097,731	(878,918,579)	—	—	797,334,599	62,658
Total	$891,104,755	$966,097,731	$(878,918,579)	$25,686	$—	$978,309,593	$89,577

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2020.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2020	Dividend Income
Invesco Treasury Collateral ETF	$250,383,096	$—	$—	$1,542,060	$—	$251,925,156	$1,043,595
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	517,499,491	317,285,890	(801,752,087)	—	—	33,033,294	985,254
Total	$767,882,587	$317,285,890	$(801,752,087)	$1,542,060	$—	$284,958,450	$2,028,849

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$14.66	$15.94
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.93	(4.68)
Net investment income (loss) (b)	(0.03)	0.03
Net income (loss)	1.90	(4.65)
Net asset value per Share, end of period	$16.56	$11.29
Market value per Share, beginning of period (c)	$14.70	$15.96
Market value per Share, end of period (c)	$16.61	$11.26

Ratio to average Net Assets (d)
Net investment income (loss)	(0.77)%	0.77%
Expenses, after waivers	0.82%	0.83%
Expenses, prior to waivers	0.87%	0.89%
Total Return, at net asset value (e)	12.96%	(29.17)%
Total Return, at market value (e)	12.99%	(29.45)%

(a)

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts per share may not correlate with the Fund's net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Fund's investments.

(b)	Based on average shares outstanding.
(c)	The mean between the last bid and ask prices.
(d)	Annualized.
(e)

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of March 31, 2021:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	14.51%
Ultra Low Sulphur Diesel	13.85
RBOB Gasoline	14.36
Natural Gas	4.14
Brent Crude Oil	13.18
Gold	5.87
Silver	1.64
Aluminum	3.85
Zinc	3.54
Copper Grade A	4.23
Corn	5.61
Wheat	4.60
Soybeans	5.61
Sugar	5.01
Closing Level as of March 31, 2021:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(386.9) million and $284.0 million for the three months ended March 31, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2021, $623.9 million was paid to purchase United States Treasury Obligations and $160.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2020, $344.2 million was paid to purchase United States Treasury Obligations and $507.0 million was received from sales and maturing United States Treasury Obligations. $878.9 million was received from sales of affiliated investments and $966.1 million was paid to purchase affiliated investments during the three months ended March 31, 2021. $801.8 million was received from sales of affiliated investments and $317.3 million was paid to purchase affiliated investments during the three months ended March 31, 2020. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) net cash provided by (used in) operating activities by $(11.2) million and $20.6 million during the three months ended March 31, 2021 and 2020, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $379.4 million and $(272.6) million during the three months ended March 31, 2021 and 2020, respectively. This included $510.7 million and $38.1 million from Shares purchased by Authorized Participants and $131.3 million and $310.7 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

DBC - For the Three Months Ended March 31, 2021
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2020
3/31/2021
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Three Months Ended March 31, 2020
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Percentage Change
12/31/2019
3/31/2020
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2021 and 2020

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended
	March 31,
Underlying Index	2021	2020
DB Light Crude Oil Indices	24.32%	(42.52)%
DB Ultra Low Sulphur Diesel Indices	18.95	(48.23)
DB Aluminum Indices	10.79	(16.22)
DB Gold Indices	(10.03)	3.16
DB Corn Indices	11.10	(12.53)
DB Wheat Indices	(1.98)	0.10
DB RBOB Gasoline Indices	25.90	(50.43)
DB Natural Gas Indices	2.09	(24.83)
DB Silver Indices	(7.32)	(21.17)
DB Zinc Indices	2.06	(15.83)
DB Copper Grade A Indices	13.14	(19.74)
DB Soybeans Indices	13.01	(10.09)
DB Sugar Indices	5.28	(22.26)
DB Brent Crude Oil Indices	18.29	(42.80)
AGGREGATE RETURNS	13.17%	(29.25)%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Fund Share Price Performance

For the three months ended March 31, 2021, the NYSE Arca market value of each Share increased from $14.70 per Share to $16.61 per Share. The Share price low and high for the three months ended March 31, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $14.63 per Share (‐0.48%) on January 4, 2021, and a high of $17.48 per Share (+18.92%) on March 11, 2021. The total return for the Fund on a market value basis was 12.99%.

For the three months ended March 31, 2020, the NYSE Arca market value of each Share decreased from $15.96 per Share to $11.26 per Share. The Share price low and high for the three months ended March 31, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $10.80 per Share (-32.34%) on March 18, 2020, and a high of $16.19 per Share (+1.44%) on January 7, 2020. The total return for the Fund on a market value basis was -29.45%.

Fund Share Net Asset Performance

For the three months ended March 31, 2021, the NAV of each Share increased from $14.66 per Share to $16.56 per Share. Rising commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Corn, RBOB Gasoline, Natural Gas, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Gold, Wheat and Silver during the three months ended March 31, 2021, contributing to an overall 13.16% increase in the level of the Index and to a 13.17% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 12.96%.

Net income (loss) for the three months ended March 31, 2021 was $175.1 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $68.2 million, net change in unrealized gain (loss) of $110.1 million and net operating expenses of $3.4 million.

For the three months ended March 31, 2020, the NAV of each Share decreased from $15.94 per Share to $11.29 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Corn, RBOB Gasoline, Natural Gas, Silver, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Gold and Wheat during the three months ended March 31, 2020, contributing to an overall -29.45% decrease in the level of the Index and to a -29.25% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was -29.17%.

Net income (loss) for the three months ended March 31, 2020 was $(379.1) million, primarily resulting from $4.7 million of income, net realized gain (loss) of $(64.5) million, net change in unrealized gain (loss) of $(316.9) million and operating expenses of $2.4 million.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2020.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2021.

				For the Three Months Ended
				March 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,895,846,297	0.99%	$43,575,665	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,341,324,637	1.17%	$36,647,890	24

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

The following were the primary trading risk exposures of the Fund as of March 31, 2021 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, filed February 26, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2021 to January 31, 2021	3,700,000	$15.20
February 1, 2021 to February 28, 2021	—	$—
March 1, 2021 to March 31, 2021	4,500,000	$16.67
Total	8,200,000	$16.01
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – March 31, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - March 31, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2020 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2021 and 2020 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund– March 31, 2021.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 6, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 6, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools