Form 10-Q
period 2021-06-30
Invesco DB Commodity Index Tracking Fund
filed 2021-08-06
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of outstanding Shares as of June 30, 2021: 131,200,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2021 and December 31, 2020

(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $983,898,930 and $399,839,681, respectively)	$983,886,080	$399,870,102
Affiliated investments, at value (cost $1,486,877,850 and $890,598,570, respectively)	1,487,384,035	891,104,755
Other investments:
Variation margin receivable- Commodity Futures Contracts	27,733,993	3,984,163
LME Commodity Futures Contracts receivable	8,677,483	9,571,095
Unrealized appreciation on LME Commodity Futures Contracts	17,582,502	30,069,753
Cash held by custodian	—	7,541,480
Receivable for:
Dividends from affiliates	28,809	11,282
Total assets	$2,525,292,902	$1,342,152,630
Liabilities
Payable for:
Management fees	1,792,865	825,550
Brokerage commissions and fees	1,792	2,443
Total liabilities	1,794,657	827,993
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	769	586
Shareholders' equity—Shares	2,523,497,476	1,341,324,051
Total shareholders' equity	2,523,498,245	1,341,324,637
Total liabilities and equity	$2,525,292,902	$1,342,152,630
General Shares outstanding	40	40
Shares outstanding	131,200,000	91,500,000

Net asset value per share	$19.23	$14.66

Market value per share	$19.25	$14.70

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

June 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.040% due August 5, 2021	9.67%	$243,990,747	$244,000,000
U.S. Treasury Bills, 0.050% due August 12, 2021	4.76	119,993,350	120,000,000
U.S. Treasury Bills, 0.025% due September 9, 2021 (b)	7.93	199,983,862	200,000,000
U.S. Treasury Bills, 0.050% due October 7, 2021 (b)	7.92	199,976,862	200,000,000
U.S. Treasury Bills, 0.035% due November 4, 2021 (b)	0.79	19,996,675	20,000,000
U.S. Treasury Bills, 0.090% due January 27, 2022 (b)	7.92	199,944,584	200,000,000
Total United States Treasury Obligations (cost $983,898,930)	38.99%	$983,886,080
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $180,443,123) (c)	7.17%	$180,949,308	1,712,400
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $1,306,434,727) (c)(d)	51.77	1,306,434,727	1,306,434,727
Total Affiliated Investments (cost $1,486,877,850)	58.94%	$1,487,384,035
Total Investments in Securities (cost $2,470,776,780)	97.93%	$2,471,270,115

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $289,944,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2021.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	4,907	September - 2021	$147,025,988	$35,090,666	$35,090,666
CBOT Soybean	1,939	November - 2021	135,633,050	25,583,209	25,583,209
CBOT Wheat	3,166	July - 2022	108,791,675	(1,723,599)	(1,723,599)
COMEX Gold	739	February - 2022	131,372,030	(5,628,969)	(5,628,969)
COMEX Silver	289	January - 2022	37,944,255	(1,578,852)	(1,578,852)
ICE-UK Brent Crude	4,774	November - 2021	342,629,980	85,667,825	85,667,825
LME Aluminum	1,490	May - 2022	92,901,500	5,787,750	5,787,750
LME Copper	422	May - 2022	98,711,075	2,260,462	2,260,462
LME Zinc	1,089	August - 2021	80,946,731	9,534,290	9,534,290
NYB-ICE Sugar	6,565	September - 2021	131,541,592	25,187,922	25,187,922
NYMEX Natural Gas	3,513	April - 2022	102,474,210	15,201,880	15,201,880
NYMEX NY Harbor ULSD	4,087	May - 2022	355,323,780	14,978,731	14,978,731
NYMEX RBOB Gasoline	4,373	November - 2021	371,978,750	95,327,240	95,327,240
NYMEX WTI Crude	5,570	December - 2021	386,725,100	74,045,017	74,045,017
Total Commodity Futures Contracts				$379,733,572	$379,733,572

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income
Interest Income	$126,532	$447,854	$236,251	$3,101,203
Dividends from Affiliates	81,416	572,750	170,993	2,601,599
Total Income	207,948	1,020,604	407,244	5,702,802
Expenses
Management Fees	4,961,194	1,681,693	8,458,411	4,163,158
Brokerage Commissions and Fees	135,458	67,584	211,957	163,362
Interest Expense	6,908	13,706	10,975	35,918
Total Expenses	5,103,560	1,762,983	8,681,343	4,362,438
Less: Waivers	(53,840)	(150,374)	(262,397)	(328,874)
Net Expenses	5,049,720	1,612,609	8,418,946	4,033,564
Net Investment Income (Loss)	(4,841,772)	(592,005)	(8,011,702)	1,669,238
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(2)	—	(2)	149,132
Affiliated Investments	—	384,050	—	384,050
Commodity Futures Contracts	209,625,055	(126,911,377)	277,831,954	(191,537,459)
Net Realized Gain (Loss)	209,625,053	(126,527,327)	277,831,952	(191,004,277)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(142,303)	(377,187)	(43,271)	(242,687)
Affiliated Investments	(25,686)	(1,206,133)	—	335,927
Commodity Futures Contracts	120,921,792	197,523,814	230,890,131	(121,061,954)
Net Change in Unrealized Gain (Loss)	120,753,803	195,940,494	230,846,860	(120,968,714)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	330,378,856	69,413,167	508,678,812	(311,972,991)
Net Income (Loss)	$325,537,084	$68,821,162	$500,667,110	$(310,303,753)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at March 31, 2021	40	$662	114,500,000	$1,895,845,635	$1,895,846,297
Purchases of Shares			34,600,000	634,216,969	634,216,969
Redemption of Shares			(17,900,000)	(332,102,105)	(332,102,105)
Net Increase (Decrease) due to Share Transactions			16,700,000	302,114,864	302,114,864
Net Income (Loss)
Net Investment Income (Loss)		(2)		(4,841,770)	(4,841,772)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		73		209,624,980	209,625,053
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		36		120,753,767	120,753,803
Net Income (Loss)		107		325,536,977	325,537,084
Net Change in Shareholders’ Equity	—	107	16,700,000	627,651,841	627,651,948
Balance at June 30, 2021	40	$769	131,200,000	$2,523,497,476	$2,523,498,245

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at March 31, 2020	40	$452	69,000,000	$779,198,647	$779,199,099
Purchases of Shares			3,600,000	41,542,224	41,542,224
Redemption of Shares			(3,400,000)	(38,294,880)	(38,294,880)
Net Increase (Decrease) due to Share Transactions			200,000	3,247,344	3,247,344
Net Income (Loss)
Net Investment Income (Loss)		—		(592,005)	(592,005)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(58)		(126,527,269)	(126,527,327)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		98		195,940,396	195,940,494
Net Income (Loss)		40		68,821,122	68,821,162
Net Change in Shareholders’ Equity	—	40	200,000	72,068,466	72,068,506
Balance at June 30, 2020	40	$492	69,200,000	$851,267,113	$851,267,605

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

  For the Six Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2020	40	$586	91,500,000	$1,341,324,051	$1,341,324,637
Purchases of Shares			65,800,000	1,144,882,483	1,144,882,483
Redemption of Shares			(26,100,000)	(463,375,985)	(463,375,985)
Net Increase (Decrease) due to Share Transactions			39,700,000	681,506,498	681,506,498
Net Income (Loss)
Net Investment Income (Loss)		(3)		(8,011,699)	(8,011,702)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		102		277,831,850	277,831,952
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		84		230,846,776	230,846,860
Net Income (Loss)		183		500,666,927	500,667,110
Net Change in Shareholders’ Equity	—	183	39,700,000	1,182,173,425	1,182,173,608
Balance at June 30, 2021	40	$769	131,200,000	$2,523,497,476	$2,523,498,245

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

  For the Six Months Ended  June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders’ Equity
Balance at December 31, 2019	40	$638	89,600,000	$1,428,656,445	$1,428,657,083
Purchases of Shares			6,200,000	81,944,093	81,944,093
Redemption of Shares			(26,600,000)	(349,029,818)	(349,029,818)
Net Increase (Decrease) due to Share Transactions			(20,400,000)	(267,085,725)	(267,085,725)
Net Income (Loss)
Net Investment Income (Loss)		1		1,669,237	1,669,238
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(90)		(191,004,187)	(191,004,277)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(57)		(120,968,657)	(120,968,714)
Net Income (Loss)		(146)		(310,303,607)	(310,303,753)
Net Change in Shareholders’ Equity	—	(146)	(20,400,000)	(577,389,332)	(577,389,478)
Balance at June 30, 2020	40	$492	69,200,000	$851,267,113	$851,267,605

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$500,667,110	$(310,303,753)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(823,822,998)	(489,100,200)
Proceeds from securities sold and matured	239,999,998	851,996,545
Cost of affiliated investments purchased	(2,059,503,193)	(978,646,548)
Proceeds from affiliated investments sold	1,463,223,913	1,229,440,909
Net accretion of discount on United States Treasury Obligations	(236,251)	(3,090,394)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	2	(533,182)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	12,530,522	(2,484,195)
Change in operating assets and liabilities:
Dividends from affiliates	(17,527)	317,692
Variation margin - Commodity Futures Contracts	(23,749,830)	(11,317,387)
LME Commodity Futures Contracts	893,612	(2,595,410)
Management fees	967,315	(436,279)
Brokerage commissions and fees	(651)	1,350
Net cash provided by (used in) operating activities	(689,047,978)	283,249,148
Cash flows from financing activities:
Proceeds from purchases of Shares	1,144,882,483	77,023,471
Redemption of Shares	(463,375,985)	(349,029,818)
Net cash provided by (used in) financing activities	681,506,498	(272,006,347)
Net change in cash	(7,541,480)	11,242,801
Cash at beginning of period	7,541,480	—
Cash at end of period	$—	$11,242,801
Supplemental disclosure of cash flow information
Cash paid for interest	$10,975	$35,918

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2021

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and six months ended June 30, 2021 and 2020.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2021 and 2020, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00 and $8.00 per round-turn trade during the three and six months ended June 30, 2021 and 2020, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2021, the Fund had a receivable from the Commodity Broker of $8,677,483, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2020, the Fund had a receivable from the Commodity Broker of  $9,571,095, related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $53,840 and $262,397 for the three and six months ended June 30, 2021, respectively. The Managing Owner waived fees of $150,374 and $328,874 for the three and six months ended June 30, 2020, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$983,886,080	$—	$983,886,080
Exchange-Traded Fund	180,949,308	—	—	180,949,308
Money Market Mutual Fund	1,306,434,727	—	—	1,306,434,727
Total Investments in Securities	1,487,384,035	983,886,080	—	2,471,270,115
Other Investments—Assets(a)
Commodity Futures Contracts	388,664,992	—	—	388,664,992
Other Investments—Liabilities(a)
Commodity Futures Contracts	(8,931,420)	—	—	(8,931,420)
Total Other Investments	379,733,572	—	—	379,733,572
Total Investments	$1,867,117,607	$983,886,080	$—	$2,851,003,687

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$399,870,102	$—	$399,870,102
Exchange-Traded Fund	180,949,308	—	—	180,949,308
Money Market Mutual Fund	710,155,447	—	—	710,155,447
Total Investments in Securities	891,104,755	399,870,102	—	1,290,974,857
Other Investments—Assets(a)
Commodity Futures Contracts	148,843,441	—	—	148,843,441
Total Investments	$1,039,948,196	$399,870,102	$—	$1,439,818,298

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$388,664,992	$(8,931,420)	$148,843,441	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2021 and December 31, 2020 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$209,625,055	$(126,911,377)
	Net Change in Unrealized Gain (Loss)	120,921,792	197,523,814
Total		$330,546,847	$70,612,437

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$277,831,954	$(191,537,459)
	Net Change in Unrealized Gain (Loss)	230,890,131	(121,061,954)
Total		$508,722,085	$(312,599,413)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Average Notional Value	$2,280,885,907	$800,923,477	$1,963,291,303	$998,829,345

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$180,974,994	$—	$—	$(25,686)	$—	$180,949,308	$2,380
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	797,334,599	1,093,405,462	(584,305,334)	—	—	1,306,434,727	79,036
Total	$978,309,593	$1,093,405,462	$(584,305,334)	$(25,686)	$—	$1,487,384,035	$81,416

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$180,949,308	$—	$—	$—	$—	$180,949,308	$29,299
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	710,155,447	2,059,503,193	(1,463,223,913)	—	—	1,306,434,727	141,694
Total	$891,104,755	$2,059,503,193	$(1,463,223,913)	$—	$—	$1,487,384,035	$170,993

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/20	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$251,925,156	$—	$(69,931,153)	$(1,206,133)	$384,050	$181,171,920	$487,879
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	33,033,294	661,360,658	(357,757,669)	—	—	336,636,283	84,871
Total	$284,958,450	$661,360,658	$(427,688,822)	$(1,206,133)	$384,050	$517,808,203	$572,750

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$250,383,096	$—	$(69,931,153)	$335,927	$384,050	$181,171,920	$1,531,474
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	517,499,491	978,646,548	(1,159,509,756)	—	—	336,636,283	1,070,125
Total	$767,882,587	$978,646,548	$(1,229,440,909)	$335,927	$384,050	$517,808,203	$2,601,599

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$16.56	$11.29	$14.66	$15.94
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	2.71	1.02	4.64	(3.66)
Net investment income (loss) (b)	(0.04)	(0.01)	(0.07)	0.02
Net income (loss)	2.67	1.01	4.57	(3.64)
Net asset value per Share, end of period	$19.23	$12.30	$19.23	$12.30
Market value per Share, beginning of period (c)	$16.61	$11.26	$14.70	$15.96
Market value per Share, end of period (c)	$19.25	$12.32	$19.25	$12.32

Ratio to average Net Assets (d)
Net investment income (loss)	(0.83)%	(0.30)%	(0.81)%	0.34%
Expenses, after waivers	0.87%	0.82%	0.85%	0.82%
Expenses, prior to waivers	0.87%	0.89%	0.87%	0.89%
Total Return, at net asset value (e)	16.12%	8.95%	31.17%	(22.84)%
Total Return, at market value (e)	15.89%	9.41%	30.95%	(22.81)%

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of June 30, 2021:

Index Commodity	Fund Weight (%)
Light Sweet Crude Oil (WTI)	15.34%
Ultra Low Sulphur Diesel	14.08
RBOB Gasoline	14.74
Natural Gas	4.06
Brent Crude Oil	13.58
Gold	5.20
Silver	1.50
Aluminum	3.68
Zinc	3.20
Copper Grade A	3.91
Corn	5.82
Wheat	4.31
Soybeans	5.37
Sugar	5.21
Closing Level as of June 30, 2021:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(689.0) million and $283.2 million for the six months ended June 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2021, $823.8 million was paid to purchase United States Treasury Obligations and $240.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2020, $489.1 million was paid to purchase United States Treasury Obligations and $852.0 million was received from sales and maturing United States Treasury Obligations. $1,463.2 million was received from sales of affiliated investments and $2,059.5 million was paid to purchase affiliated investments during the six months ended June 30, 2021. $1,229.4 million was received from sales of affiliated investments and $978.6 million was paid to purchase affiliated investments during the six months ended June 30, 2020. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) net cash provided by (used in) operating activities by $12.5 million and $(2.5) million during the six months ended June 30, 2021 and 2020, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $681.5 million and $(272.0) million during the six months ended June 30, 2021 and 2020, respectively. This included $1,144.9 million and $77.0 million from Shares purchased by Authorized Participants and $463.4 million and $349.0 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

DBC - For the Three Months Ended June 30, 2021
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Percentage Change
3/31/2021
6/30/2021
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Six Months Ended June 30, 2021
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2020
6/30/2021
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Three Months Ended June 30, 2020
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Percentage Change
3/31/2020
6/30/2020
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Six Months Ended June 30, 2020
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Percentage Change
12/31/2019
6/30/2020
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and six months ended June 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2021 and 2020

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2021	2020	2021	2020
DB Light Crude Oil Indices	23.07%	13.91%	53.00%	(34.52)%
DB Ultra Low Sulphur Diesel Indices	18.31	(3.67)	40.74	(50.13)
DB Aluminum Indices	11.20	3.44	23.19	(13.33)
DB Gold Indices	3.21	14.36	(7.14)	17.97
DB Corn Indices	20.83	(2.33)	34.24	(14.57)
DB Wheat Indices	9.17	(13.29)	7.01	(13.21)
DB RBOB Gasoline Indices	19.51	37.41	50.46	(31.89)
DB Natural Gas Indices	14.29	6.55	16.67	(19.91)
DB Silver Indices	6.64	32.66	(1.16)	4.57
DB Zinc Indices	5.23	6.98	7.40	(9.95)
DB Copper Grade A Indices	7.58	20.19	21.72	(3.53)
DB Soybeans Indices	11.37	0.58	25.86	(9.57)
DB Sugar Indices	21.05	11.19	27.44	(13.56)
DB Brent Crude Oil Indices	19.90	11.67	41.83	(36.13)
AGGREGATE RETURNS	16.41%	9.23%	31.75%	(22.72)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

For the three months ended June 30, 2021, the NYSE Arca market value of each Share increased from $16.61 per Share to $19.25 per Share. The Share price low and high for the three months ended June 30, 2021 and related change from the Share price on March 31, 2021 was as follows: Shares traded at a low of $16.62 per Share (+0.06%) on April 5, 2021, and a high of $19.30 per Share (+16.20%) on June 8, 2021. The total return for the Fund on a market value basis was 15.89%.

For the three months ended June 30, 2020, the NYSE Arca market value of each Share increased from $11.26 per Share to $12.32 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on March 31, 2020 was as follows: Shares traded at a low of $10.52 per Share (-6.57%) on April 27, 2020, and a high of $12.46 per Share (+10.66%) on June 22, 2020. The total return for the Fund on a market value basis was 9.41%.

Fund Share Net Asset Performance

For the three months ended June 30, 2021, the NAV of each Share increased from $16.56 per Share to $19.23 per Share. Rising commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Gold, Corn, Wheat, RBOB Gasoline, Natural Gas, Silver, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil during the three months ended June 30, 2021, contributed to an overall 16.41% increase in the level of the Index and to a 16.41% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 16.12%.

Net income (loss) for the three months ended June 30, 2021 was $325.5 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $209.6 million, net change in unrealized gain (loss) of $120.8 million and net operating expenses of $5.0 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

Fund Share Price Performance

For the six months ended June 30, 2021, the NYSE Arca market value of each Share increased from $14.70 per Share to $19.25 per Share. The Share price low and high for the six months ended June 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $14.63 per Share (‐0.48%) on January 4, 2021, and a high of $19.30 per Share (+31.30%) on June 8, 2021. The total return for the Fund on a market value basis was 30.95%.

For the six months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $15.96 per Share to $12.32 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $10.52 per Share (-34.10%) on April 27, 2020, and a high of $16.19 per Share (+1.44%) on January 7, 2020. The total return for the Fund on a market value basis was -22.81%.

Fund Share Net Asset Performance

For the six months ended June 30, 2021, the NAV of each Share increased from $14.66 per Share to $19.23 per Share. Rising commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Corn, Wheat, RBOB Gasoline, Natural

Gas, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Gold and Silver during the six months ended June 30, 2021, contributing to an overall 31.73% increase in the level of the Index and to a 31.75% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 31.17%.

Net income (loss) for the six months ended June 30, 2021 was $ 500.7 million, primarily resulting from $0.4 million of income, net realized gain (loss) of $277.8 million, net change in unrealized gain (loss) of $230.8 million and net operating expenses of $8.4 million.

For the six months ended June 30, 2020, the NAV of each Share decreased from $15.94 per Share to $12.30 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra Low Sulphur Diesel, Aluminum, Corn, Wheat, RBOB Gasoline, Natural

Gas, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Gold and Silver during the six months ended June 30, 2020, contributing to an overall 22.97% decrease in the level of the Index and to a 22.72% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was -22.84%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2021.

				For the Six Months Ended
				June 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,523,498,245	0.85%	$50,105,340	5

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,341,324,637	1.17%	$36,647,890	24

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

The following were the primary trading risk exposures of the Fund as of June 30, 2021 by market sector:

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

Silver

The price of silver is volatile and is affected by numerous factors. The largest industrial users of silver (e.g., photographic, jewelry, and electronic industries) may influence its price. A change in economic conditions, such as a recession, can adversely affect industries which are significant users of silver. In turn, such a negative economic impact may decrease demand for silver, and, consequently, its price. Worldwide speculation and hedging activity by silver producers may also impact its price.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2021 to April 30, 2021	1,100,000	$17.21
May 1, 2021 to May 31, 2021	7,600,000	$18.35
June 1, 2021 to June 30, 2021	9,200,000	$18.89
Total	17,900,000	$18.55
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – June 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - June 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Six Months Ended June 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2020 (Unaudited), (vii) the Statement of Changes in Shareholders’

Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2021 (Unaudited), (viii) the

Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended

June 30, 2020 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – June 30, 2021.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 5, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 5, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools