Form 10-Q
period 2021-09-30
Invesco DB Commodity Index Tracking Fund
filed 2021-11-05
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of outstanding Shares as of September 30, 2021: 122,700,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

September 30, 2021 and December 31, 2020

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $1,041,933,997 and $399,839,681, respectively)	$1,041,943,669	$399,870,102
Affiliated investments, at value (cost $1,398,670,374 and $890,598,570, respectively)	1,399,157,279	891,104,755
Other investments:
Variation margin receivable- Commodity Futures Contracts	17,331,214	3,984,163
LME Commodity Futures Contracts receivable	3,979,516	9,571,095
Unrealized appreciation on LME Commodity Futures Contracts	16,688,149	30,069,753
Cash held by custodian	—	7,541,480
Receivable for:
Dividends from affiliates	24,813	11,282
Total assets	$2,479,124,640	$1,342,152,630
Liabilities
Other investments:
Unrealized depreciation on LME Commodity Futures Contracts	$2,498,079	$—
Payable for:
Management fees	1,684,194	825,550
Brokerage commissions and fees	—	2,443
Total liabilities	4,182,273	827,993
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	807	586
Shareholders' equity—Shares	2,474,941,560	1,341,324,051
Total shareholders' equity	2,474,942,367	1,341,324,637
Total liabilities and equity	$2,479,124,640	$1,342,152,630
General Shares outstanding	40	40
Shares outstanding	122,700,000	91,500,000

Net asset value per share	$20.17	$14.66

Market value per share	$20.20	$14.70

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

September 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.050% due October 7, 2021 (b)	8.08%	$199,999,112	$200,000,000
U.S. Treasury Bills, 0.050% due November 4, 2021 (b)	0.81	19,998,946	20,000,000
U.S. Treasury Bills, 0.045% due December 2, 2021	4.04	99,995,694	100,000,000
U.S. Treasury Bills, 0.045% due December 9, 2021	4.04	99,996,119	100,000,000
U.S. Treasury Bills, 0.040% due January 6, 2022	4.04	99,992,509	100,000,000
U.S. Treasury Bills, 0.050% due January 20, 2022	4.85	119,988,222	120,000,000
U.S. Treasury Bills, 0.050% due January 27, 2022 (b)	8.08	199,975,416	200,000,000
U.S. Treasury Bills, 0.055% due February 3, 2022 (b)	4.12	102,015,429	102,029,600
U.S. Treasury Bills, 0.050% due March 10, 2022	4.04	99,982,222	100,000,000
Total United States Treasury Obligations (cost $1,041,933,997)	42.10%	$1,041,943,669
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $192,437,689) (c)	7.79%	$192,924,594	1,825,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $1,206,232,685) (c)(d)	48.74	1,206,232,685	1,206,232,685
Total Affiliated Investments (cost $1,398,670,374)	56.53%	$1,399,157,279
Total Investments in Securities (cost $2,440,604,371)	98.63%	$2,441,100,948

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $309,953,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2021.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	4,787	September - 2022	$126,376,800	$58,577	$58,577
CBOT Soybean	1,808	November - 2021	113,542,400	7,799,608	7,799,608
CBOT Wheat	2,958	July - 2022	106,709,850	3,321,169	3,321,169
COMEX Gold	689	February - 2022	121,160,650	(5,642,988)	(5,642,988)
COMEX Silver	270	January - 2022	29,790,450	(7,023,927)	(7,023,927)
ICE-UK Brent Crude	4,456	November - 2021	345,473,680	95,155,199	95,155,199
LME Aluminum	1,391	May - 2022	98,265,456	16,284,900	16,284,900
LME Copper	394	May - 2022	87,943,263	(2,498,079)	(2,498,079)
LME Zinc	1,011	August - 2022	75,129,938	403,249	403,249
NYB-ICE Sugar	6,373	September - 2022	133,261,979	(771,356)	(771,356)
NYMEX Natural Gas	3,279	April - 2022	125,388,960	42,288,881	42,288,881
NYMEX NY Harbor ULSD	3,815	May - 2022	357,088,578	38,702,952	38,702,952
NYMEX RBOB Gasoline	4,081	November - 2021	369,559,852	101,070,075	101,070,075
NYMEX WTI Crude	5,201	December - 2021	385,862,190	87,640,709	87,640,709
Total Commodity Futures Contracts				$376,788,969	$376,788,969

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income
Interest Income	$117,876	$103,534	$354,127	$3,204,737
Dividends from Affiliates	79,176	160,952	250,169	2,762,551
Total Income	197,052	264,486	604,296	5,967,288
Expenses
Management Fees	5,249,498	2,137,418	13,707,909	6,300,576
Brokerage Commissions and Fees	96,418	87,241	308,375	250,603
Interest Expense	10,575	2,934	21,550	38,852
Total Expenses	5,356,491	2,227,593	14,037,834	6,590,031
Less: Waivers	(37,645)	(235,059)	(300,042)	(563,933)
Net Expenses	5,318,846	1,992,534	13,737,792	6,026,098
Net Investment Income (Loss)	(5,121,794)	(1,728,048)	(13,133,496)	(58,810)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	1,105	(2)	150,237
Affiliated Investments	—	—	—	384,050
Commodity Futures Contracts	122,752,700	(18,219,332)	400,584,654	(209,756,791)
Net Realized Gain (Loss)	122,752,700	(18,218,227)	400,584,652	(209,222,504)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	22,522	11,894	(20,749)	(230,793)
Affiliated Investments	(19,280)	(119,868)	(19,280)	216,059
Commodity Futures Contracts	(2,944,603)	73,823,788	227,945,528	(47,238,166)
Net Change in Unrealized Gain (Loss)	(2,941,361)	73,715,814	227,905,499	(47,252,900)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	119,811,339	55,497,587	628,490,151	(256,475,404)
Net Income (Loss)	$114,689,545	$53,769,539	$615,356,655	$(256,534,214)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2021	40	$769	131,200,000	$2,523,497,476	$2,523,498,245
Purchases of Shares			7,800,000	148,256,354	148,256,354
Redemption of Shares			(16,300,000)	(311,501,777)	(311,501,777)
Net Increase (Decrease) due to Share Transactions			(8,500,000)	(163,245,423)	(163,245,423)
Net Income (Loss)
Net Investment Income (Loss)		(2)		(5,121,792)	(5,121,794)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		42		122,752,658	122,752,700
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(2)		(2,941,359)	(2,941,361)
Net Income (Loss)		38		114,689,507	114,689,545
Net Change in Shareholders' Equity	—	38	(8,500,000)	(48,555,916)	(48,555,878)
Balance at September 30, 2021	40	$807	122,700,000	$2,474,941,560	$2,474,942,367

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

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

  For the Nine Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$586	91,500,000	$1,341,324,051	$1,341,324,637
Purchases of Shares			73,600,000	1,293,138,837	1,293,138,837
Redemption of Shares			(42,400,000)	(774,877,762)	(774,877,762)
Net Increase (Decrease) due to Share Transactions			31,200,000	518,261,075	518,261,075
Net Income (Loss)
Net Investment Income (Loss)		(5)		(13,133,491)	(13,133,496)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		144		400,584,508	400,584,652
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		82		227,905,417	227,905,499
Net Income (Loss)		221		615,356,434	615,356,655
Net Change in Shareholders' Equity	—	221	31,200,000	1,133,617,509	1,133,617,730
Balance at September 30, 2021	40	$807	122,700,000	$2,474,941,560	$2,474,942,367

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$615,356,655	$(256,534,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(1,445,740,189)	(858,980,266)
Proceeds from securities sold and matured	803,999,998	1,156,994,204
Cost of affiliated investments purchased	(2,905,207,909)	(1,806,051,012)
Proceeds from affiliated investments sold	2,397,136,105	1,925,717,569
Net accretion of discount on United States Treasury Obligations	(354,127)	(3,193,929)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	2	(534,287)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	15,919,712	(13,880,463)
Change in operating assets and liabilities:
Dividends from affiliates	(13,531)	342,348
Variation margin - Commodity Futures Contracts	(13,347,051)	(20,275,683)
LME Commodity Futures Contracts	5,591,579	(3,302,935)
Management fees	858,644	(287,500)
Brokerage commissions and fees	(2,443)	1,778
Net cash provided by (used in) operating activities	(525,802,555)	120,015,610
Cash flows from financing activities:
Proceeds from purchases of Shares	1,293,138,837	255,230,466
Redemption of Shares	(774,877,762)	(375,246,076)
Net cash provided by (used in) financing activities	518,261,075	(120,015,610)
Net change in cash	(7,541,480)	—
Cash at beginning of period	7,541,480	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$21,550	$38,852

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2021

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index. The Index is intended to reflect the change in market value of the commodity sector. The commodities comprising the Index are Light Sweet Crude Oil, Ultra-Low Sulphur Diesel (also commonly known as Heating Oil), Aluminum, Gold, Corn, Wheat, Brent Crude Oil, Copper Grade A, Natural Gas, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”), Silver, Soybeans, Sugar and Zinc (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and nine months ended September 30, 2021 and 2020.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2021 and 2020, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00 and $8.00 per round-turn trade during the three and nine months ended September 30, 2021 and 2020, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2018.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2021, the Fund had a receivable from the Commodity Broker of $3,979,516, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2020, the Fund had a receivable from the Commodity Broker of $9,571,095, related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner

The Managing Owner serves as the Fund’s commodity pool operator, commodity trading advisor and managing owner. The Fund pays the Managing Owner a management fee, monthly in arrears, in an amount equal to 0.85% per annum of the daily NAV of the Fund (the “Management Fee”). The Fund, for cash management purposes, invests in money market mutual funds and/or T-Bill ETFs that are managed by affiliates of the Managing Owner. The indirect portion of the management fee that the Fund incurs through such investments is in addition to the Management Fee paid to the Managing Owner. The Managing Owner has contractually agreed to waive indefinitely the fees that it receives in an amount equal to the indirect management fees that the Fund incurs through its investments in affiliated money market mutual funds and/or affiliated T-Bill ETFs. The Managing Owner may terminate this fee waiver on 60 days’ notice.

The Managing Owner waived fees of $37,645 and $300,042 for the three and nine months ended September 30, 2021, respectively. The Managing Owner waived fees of $235,059 and $563,933 for the three and nine months ended September 30, 2020, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,041,943,669	$—	$1,041,943,669
Exchange-Traded Fund	192,924,594	—	—	192,924,594
Money Market Mutual Fund	1,206,232,685	—	—	1,206,232,685
Total Investments in Securities	1,399,157,279	1,041,943,669	—	2,441,100,948
Other Investments—Assets(a)
Commodity Futures Contracts	392,725,319	—	—	392,725,319
Other Investments—Liabilities(a)
Commodity Futures Contracts	(15,936,350)	—	—	(15,936,350)
Total Other Investments	376,788,969	—	—	376,788,969
Total Investments	$1,775,946,248	$1,041,943,669	$—	$2,817,889,917

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$399,870,102	$—	$399,870,102
Exchange-Traded Fund	180,949,308	—	—	180,949,308
Money Market Mutual Fund	710,155,447	—	—	710,155,447
Total Investments in Securities	891,104,755	399,870,102	—	1,290,974,857
Other Investments—Assets(a)
Commodity Futures Contracts	148,843,441	—	—	148,843,441
Total Investments	$1,039,948,196	$399,870,102	$—	$1,439,818,298

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$392,725,319	$(15,936,350)	$148,843,441	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2021 and December 31, 2020 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$122,752,700	$(18,219,332)
	Net Change in Unrealized Gain (Loss)	(2,944,603)	73,823,788
Total		$119,808,097	$55,604,456

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$400,584,654	$(209,756,791)
	Net Change in Unrealized Gain (Loss)	227,945,528	(47,238,166)
Total		$628,530,182	$(256,994,957)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average Notional Value	$2,497,081,075	$993,908,131	$2,120,736,370	$1,011,617,403

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2021.

	Value 06/30/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$180,949,308	$11,994,566	$—	$(19,280)	$—	$192,924,594	$1
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,306,434,727	833,710,150	(933,912,192)	—	—	1,206,232,685	79,175
Total	$1,487,384,035	$845,704,716	$(933,912,192)	$(19,280)	$—	$1,399,157,279	$79,176

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$180,949,308	$11,994,566	$—	$(19,280)	$—	$192,924,594	$29,300
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	710,155,447	2,893,213,343	(2,397,136,105)	—	—	1,206,232,685	220,869
Total	$891,104,755	$2,905,207,909	$(2,397,136,105)	$(19,280)	$—	$1,399,157,279	$250,169

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$19.23	$12.30	$14.66	$15.94
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.98	0.81	5.62	(2.85)
Net investment income (loss) (b)	(0.04)	(0.02)	(0.11)	(0.00)
Net income (loss)	0.94	0.79	5.51	(2.85)
Net asset value per Share, end of period	$20.17	$13.09	$20.17	$13.09
Market value per Share, beginning of period (c)	$19.25	$12.32	$14.70	$15.96
Market value per Share, end of period (c)	$20.20	$13.06	$20.20	$13.06

Ratio to average Net Assets (d)
Net investment income (loss)	(0.83)%	(0.69)%	(0.81)%	(0.01)%
Expenses, after waivers	0.86%	0.79%	0.85%	0.81%
Expenses, prior to waivers	0.87%	0.89%	0.87%	0.89%
Total Return, at net asset value (e)	4.89%	6.42%	37.59%	(17.88)%
Total Return, at market value (e)	4.93%	6.01%	37.41%	(18.17)%

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Fund invests in futures contracts in an attempt to track its Index. The Index is intended to reflect the change in market value of the commodity sector. The commodities comprising the Index are Light Sweet Crude Oil, Ultra-Low Sulphur Diesel (also commonly known as Heating Oil), Aluminum, Gold, Corn, Wheat, Brent Crude Oil, Copper Grade A, Natural Gas, RBOB Gasoline (reformulated gasoline blendstock for oxygen blending, or “RBOB”), Silver, Soybeans, Sugar and Zinc (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of September 30, 2021:

Index Commodity	Fund Weight (%)
Aluminum	3.97%
Brent Crude Oil	13.96
Copper Grade A	3.55
Corn	5.10
Gold	4.90
Light Sweet Crude Oil (WTI)	15.58
Natural Gas	5.07
RBOB Gasoline	14.93
Silver	1.20
Soybeans	4.59
Sugar	5.39
Ultra-Low Sulphur Diesel	14.42
Wheat	4.31
Zinc	3.03
Closing Level as of September 30, 2021:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(525.8) million and $120.0 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2021, $1,445.7 million was paid to purchase United States Treasury Obligations and $804.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended

September 30, 2020, $859.0 million was paid to purchase United States Treasury Obligations and $1,157.0 million was received from sales and maturing United States Treasury Obligations. $2,397.1 million was received from sales of affiliated investments and $2,905.2 million was paid to purchase affiliated investments during the nine months ended September 30, 2021. $1,925.7 million was received from sales of affiliated investments and $1,806.1 million was paid to purchase affiliated investments during the nine months ended September 30, 2020. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) net cash provided by (used in) operating activities by $15.9 million and $(13.9) million during the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $518.3 million and $(120.0) million during the nine months ended September 30, 2021 and 2020, respectively. This included $1,293.1 million and $255.2 million from Shares purchased by Authorized Participants and $774.9 million and $375.2 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

DBC - For the Three Months Ended September 30, 2021
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Percentage Change
6/30/2021
9/30/2021
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Three Months Ended September 30, 2020
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Percentage Change
6/30/2020
9/30/2020
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Nine Months Ended September 30, 2021
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2020
9/30/2021
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Nine Months Ended September 30, 2020
Percentage Change
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
12/31/2019
9/30/2020
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2021 and 2020

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2021	2020	2021	2020
DB Aluminum Indices	13.32%	7.25%	39.59%	(7.05)%
DB Brent Crude Oil Indices	8.04	1.94	53.24	(34.89)
DB Copper Grade A Indices	(4.57)	10.72	16.16	6.81
DB Corn Indices	(7.84)	(0.52)	23.71	(15.02)
DB Gold Indices	(1.07)	4.14	(8.13)	22.85
DB Light Crude Oil Indices	6.87	3.78	63.50	(32.04)
DB Natural Gas Indices	31.11	12.52	52.97	(9.88)
DB RBOB Gasoline Indices	6.47	8.38	60.20	(26.18)
DB Silver Indices	(15.95)	24.65	(16.93)	30.35
DB Soybeans Indices	(10.21)	16.04	13.01	4.94
DB Sugar Indices	8.63	3.33	38.44	(10.68)
DB Ultra-Low Sulphur Diesel Indices	7.68	(4.87)	51.54	(52.56)
DB Wheat Indices	4.99	12.70	12.35	(2.18)
DB Zinc Indices	(0.47)	17.03	6.89	5.38
AGGREGATE RETURNS	5.10%	6.60%	38.47%	(17.63)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the three months ended September 30, 2021, the NYSE Arca market value of each Share increased from $19.25 per Share to $20.20 per Share. The Share price low and high for the three months ended September 30, 2021 and related change from the Share price on June 30, 2021 was as follows: Shares traded at a low of $17.91 per Share (-6.96%) on August 20, 2021, and a high of $20.20 per Share (4.94%) on September 30, 2021. The total return for the Fund on a market value basis was 4.93%.

For the three months ended September 30, 2020, the NYSE Arca market value of each Share increased from $12.32 per Share to $13.06 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $12.42 per Share (+0.81%) on July 1, 2020, and a high of $13.57 per Share (+10.15%) on August 28, 2020. The total return for the Fund on a market value basis was 6.01%.

Fund Share Net Asset Performance

For the three months ended September 30, 2021, the NAV of each Share increased from $19.23 per Share to $20.17 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Light Crude Oil, Natural Gas, RBOB Gasoline, Sugar, Ultra-Low Sulphur Diesel and Wheat were partially offset by falling commodity futures contracts prices for Copper Grade A, Corn, Gold, Silver, Soybeans and Zinc during the three months ended September 30, 2021, contributing to an overall 5.09% increase in the level of the Index and to a 5.10% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 4.89%.

Net income (loss) for the three months ended September 30, 2021 was $114.7 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $122.8 million, net change in unrealized gain (loss) of $(2.9) million and net operating expenses of $5.3 million.

For the three months ended September 30, 2020, the NAV of each Share increased from $12.30 per Share to $13.09 per Share. Rising commodity futures contracts prices for Light Crude Oil, Aluminum, Gold, Wheat, RBOB Gasoline, Natural Gas, Silver, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Ultra-Low Sulphur Diesel and Corn during the three months ended September 30, 2020, contributing to an overall 6.57% increase in the level of the Index and to a 6.60% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 6.42%.

Net income (loss) for the three months ended September 30, 2020 was $53.8 million, primarily resulting from $0.3 million of income, net realized gain (loss) of $(18.2) million, net change in unrealized gain (loss) of $73.7 million and net operating expenses of $2.0 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the nine months ended September 30, 2021, the NYSE Arca market value of each Share increased from $14.70 per Share to $20.20 per Share. The Share price low and high for the nine months ended September 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $14.63 per Share (‐0.48%) on January 4, 2021, and a high of $20.20 per Share (37.43%) on September 30, 2021. The total return for the Fund on a market value basis was 37.41%.

For the nine months ended September 30, 2020, the NYSE Arca market value of each Share decreased from $15.96 per Share to $13.06 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $10.52 per Share (-34.10%) on April 27, 2020, and a high of $16.19 per Share (+1.44%) on January 7, 2020. The total return for the Fund on a market value basis was -18.17%.

Fund Share Net Asset Performance

For the nine months ended September 30, 2021, the NAV of each Share increased from $14.66 per Share to $20.17 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Corn, Light Crude Oil, Natural Gas, RBOB Gasoline, Soybeans, Sugar, Ultra-Low Sulphur Diesel, Wheat and Zinc were partially offset by falling commodity futures contracts prices for Gold and Silver during the nine months ended September 30, 2021, contributing to an overall 38.43% increase in the level of the Index and to a 38.47% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 37.59%.

Net income (loss) for the nine months ended September 30, 2021 was $615.4 million, primarily resulting from $0.6 million of income, net realized gain (loss) of $400.6 million, net change in unrealized gain (loss) of $227.9 million and net operating expenses of $13.7 million.

For the nine months ended September 30, 2020, the NAV of each Share decreased from $15.94 per Share to $13.09 per Share. Falling commodity futures contracts prices for Light Crude Oil, Ultra-Low Sulphur Diesel, Aluminum, Corn, Wheat, RBOB Gasoline, Natural Gas, Sugar and Brent Crude Oil were partially offset by rising commodity futures contracts prices for Gold, Silver, Zinc, Copper Grade A and Soybeans during the nine months ended September 30, 2020, contributing to an overall 17.91% decrease in the level of the Index and to a 17.63% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was -17.88%.

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

The Fund has financial obligations to the Managing Owner and the Commodity Broker under the Trust Agreement and its agreement with the Commodity Broker (the “Commodity Broker Agreement”), respectively. Management Fee payments made to the Managing Owner, pursuant to the Trust Agreement, are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker, pursuant to the Commodity Broker Agreement, are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the number of payments that will be required under these arrangements for future periods as NAVs and trading activity will not be known until a future date. The Fund’s agreement with the Commodity Broker may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2021.

				For the Nine Months Ended
				September 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,474,942,367	0.93%	$53,625,163	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,341,324,637	1.17%	$36,647,890	24

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

The following were the primary trading risk exposures of the Fund as of September 30, 2021 by market sector:

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

Ultra-Low Sulphur Diesel (also commonly known as Heating Oil)

The price of Ultra-Low Sulphur Diesel is volatile and is affected by numerous factors. The level of global industrial activity influences the demand for Ultra-Low Sulphur Diesel. In addition, the seasonal temperatures in countries throughout the world can also heavily influence the demand for Ultra-Low Sulphur Diesel. Ultra-Low Sulphur Diesel is derived from crude oil and as such, any factors that influence the supply of crude oil may also influence the supply of Ultra-Low Sulphur Diesel.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2021 to July 31, 2021	7,400,000	$18.84
August 1, 2021 to August 31, 2021	—	—
September 1, 2021 to September 30, 2021	8,900,000	$19.33
Total	16,300,000	$19.11
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – September 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - September 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2020 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2021 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2020 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – September 30, 2021.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 4, 2021		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 4, 2021		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools