Form 10-K
period 2021-12-31
Invesco DB Commodity Index Tracking Fund
filed 2022-02-25
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,525,600,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2022: 133,800,000

i

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund holds as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund’s performance reflects the appreciation or depreciation of those holdings, the Fund’s performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of December 31, 2021:

Index Commodity	Fund Weight (%)
Aluminum	4.59%
Brent Crude Oil	11.93
Copper Grade A	4.32
Corn	5.94
Gold	8.19
Light Sweet Crude Oil (WTI)	11.46
Natural Gas	4.99
RBOB Gasoline	12.44
Silver	1.95
Soybeans	6.09
Sugar	5.56
Ultra Low Sulphur Diesel	12.27
Wheat	5.68
Zinc	4.59
Closing Level as of December 31, 2021:	100.00%

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls from one contract to another futures contract that is intended to generate the most favorable ‘implied roll yield’ under prevailing market conditions. Where there is an upward-sloping price curve for futures contracts, the implied roll yield is expected to be negative, which is a market condition called “contango”. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. The Index’s selection of a new futures contract on an Index Commodity in such market conditions is designed to minimize the impact of negative roll yield. Additionally, in instances of particular market stress, futures contracts for the month next to occur (e.g., the April 2022 futures contract available in March 2022) may trade significantly lower than futures contracts with delivery in later months, typically indicating an oversupply of the reference commodity, in what is referred to as a “super contango” market. Should a super contango exist (as occurred for the May 2020 WTI futures contract in late April 2020), the drag on returns may be exacerbated and ripple effects may impact the performance of futures contracts with later delivery months.

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

The futures contract price for each Index Commodity will be the exchange closing price for such Index Commodity on a day on which the appropriate exchange is open for business (an “Index Business Day”). If a weekday is not an Exchange Business Day (as defined in the following sentence) but is an Index Business Day, the exchange closing price from the previous Index Business Day will be used for each Index Commodity. “Exchange Business Day” means, in respect of an Index Commodity, a day that is a trading day for such Index Commodity on the relevant exchange (unless either an Index disruption event or force majeure event has occurred).

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

The Commodity Broker

Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is registered with the CFTC as a futures commission merchant (“FCM”) and is a member of the NFA in such capacity.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $7.00, $8.00 and $9.00 per round-turn trade1 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Shareholders are afforded certain rights for reparations under the Commodity Exchange Act. Shareholders may also be able to maintain a private right of action for certain violations of the Commodity Exchange Act. The CFTC has adopted rules implementing the reparation provisions of the Commodity Exchange Act which provide that any person may file a complaint for a reparations award with the CFTC for violation of the Commodity Exchange Act against a floor broker, FCM, introducing broker, commodity trading advisor, commodity pool operator, and their respective associated persons.

Pursuant to authority in the Commodity Exchange Act, the NFA was formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for derivatives professionals. NFA members are subject to NFA standards relating to fair trade practices, market integrity, and consumer protection. As the self-regulatory body of the derivatives industry, the NFA promulgates rules governing the conduct of derivatives professionals and disciplines those professionals who do not comply with such standards. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, FCMs, introducing brokers, and swap dealers, among others, and their respective associated persons, as applicable, and floor brokers. The Commodity Broker and the Managing Owner are members of the NFA (the Fund is not required to become a member of the NFA).

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

Summary of Risk Factors

•The novel coronavirus (“COVID-19”) has disrupted the global economy, causing high unemployment rates, illnesses and deaths, travel restrictions, and government emergency actions. The ongoing effects of COVID-19 are unpredictable and may result in significant and prolonged effects on the Fund’s performance.

•In the past, oil markets have experienced extreme volatility. For example, the WTI futures contract for May 2020 physical delivery reached negative prices on April 20, 2020. If an Index Contract currently held by the Fund, or any other futures contract held by the Fund at a future date, were to reach a negative price, investors in the Fund could lose a significant portion of, or their entire, investment

•Past performance is not necessarily indicative of future results; all or substantially all of an investment in the Fund could be lost.

•The Fund’s trading of futures contracts takes place in very volatile markets.

•The Fund is subject to fees and expenses in the aggregate amount of approximately 0.87% per annum and will be successful only if its annual returns from futures trading, plus its annual Treasury Income, Money Market Income and T-Bill ETF Income, exceed such fees and expenses.

•The Fund is subject to position limits imposed by the CFTC and/or futures exchange rules. If the Fund were to reach a position limit, its ability to issue new Creation Units or to reinvest income in additional futures contracts may be impaired or limited. This may adversely affect the correlation between the market price of the Shares and the NAV of the Fund, which could result in Shares trading at a premium or discount to the NAV of the Fund.

•There can be no assurance that the Fund will achieve profits or avoid losses, significant or otherwise.

•Performance of the Fund may not track the Index during particular periods or over the long term. Such tracking error may cause the Fund to outperform or underperform the Index.

•Disruptions in the ability to create or redeem Creation Units may adversely affect investors.

•Certain potential conflicts of interest exist between the Managing Owner, the Commodity Broker (as defined herein) and their affiliates and the Fund’s shareholders (“Shareholders”). Although the Managing Owner attempts to monitor for conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that the conflicts will not, in fact, result in adverse consequences to the Fund and the Shareholders.

•The Fund’s NAV may not always correspond to the market price of the Shares and, as a result, Shares may trade at prices greater than NAV (at a premium), at NAV, or less than NAV (at a discount).

•Shareholders will be subject to taxation on their allocable share of the Fund’s taxable income, whether or not they receive cash distributions.

Risks Related to Investing in Oil Markets

Investing in Oil Markets Has Unique Risk, As Demonstrated in 2020.

The oil markets are characterized by extreme volatility. As the impact of the COVID-19 pandemic-related price volatility was realized by various sectors of the financial and commodity markets, unusual developments in the crude oil markets occurred. On April 20, 2020, the last trading day before expiration of the NYMEX West Texas Intermediate (“WTI”) May 2020 crude oil futures contract, futures contract prices fell below zero to historic lows, with the May 2020 WTI futures contract trading as low as negative $37.63. If an Index Contract held by the Fund were to reach a negative price, investors in the Fund could lose a significant portion of, or their entire, investment.

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

Similar storage shortages may occur in the future. The oversupply of oil may arise due to: (i) disruptions in oil pipelines and other means to get oil out of storage and delivered to refineries (as might occur due to infrastructure deterioration, work stoppages, or weather/disaster); (ii) investor demand for futures contracts as an investment opportunity driving increased production; or (iii) potential U.S. government intervention (in the form of grants or other aid) to keep oil producers, and the workers they employ, in service.

Trading Limitations Could Be Imposed on the Fund.

Market volatility and economic turbulence that occurred in 2020 led to FCMs increasing margin requirements for certain futures contracts, including nearer-dated WTI and other oil futures contracts. Some FCMs may impose trading limitations, whether in the form of limits or prohibitions on trading oil futures contracts. If the Fund is subject to increased margin requirements, it will incur increased costs in achieving its investment objective. The Fund may not be able to achieve its investment objective if it becomes subject to heightened trading limitations.

Fund Closures and Trading Halts.

As occurred in 2020, extraordinary market circumstances may result in other exchange traded products that provide their investors with exposure to oil having to liquidate or temporarily halt issuing creation units. Outflows or liquidations in other commodity pooled investment vehicles may result in downward price pressure on the related futures contracts as the commodity pools liquidate positions.

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

Super contango exists when the futures contracts for the month next to occur (e.g., the April 2022 futures contract available in March 2022) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market. Should an Index Contract experience super contango (as occurred for the May 2020 WTI futures contract in late April 2020), the drag on returns may be exacerbated and ripple effects may impact the performance of futures contracts with later delivery months.

Other Factors Impacting the Crude Oil Market.

Factors that may affect the demand for crude oil and, therefore, its price include technological improvements in energy efficiency; seasonal weather patterns, including those associated with heating and cooling; increased competitiveness of alternative energy sources; changes in technology or consumer preferences that alter fuel choices, such as preferences for electric and alternative-fueled vehicles; and remote working and government lockdowns that resulted from the COVID-19 pandemic.

Supply-related factors may affect crude oil prices. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent that such supply increases are not offset by commensurate growth in demand, and increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to the Organization of the Petroleum Exporting Countries (“OPEC”) production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

The supply of and demand for crude oil may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Risk that the COVID-19 Pandemic Will Cause Continued Economic Turmoil.

An outbreak of a novel and highly contagious form of coronavirus, COVID-19, has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

The impact of the outbreak of COVID-19 has been extensive in many aspects of society. The outbreak has resulted in a significant number of deaths, adversely impacted global commercial activity, and led to significant uncertainty and disruptions in the global financial markets and the economies of nations where the coronavirus disease has arisen. Many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, as well as the effectiveness and timing of distribution of vaccines, are creating significant disruption in supply chains and economic activity. Consumer, corporate and financial confidence is being materially adversely affected by this outbreak. Such erosion of confidence may lead to or extend to a localized or global economic downturn. Such health crisis could exacerbate political, social, and economic risks and result in significant breakdowns, delays, and other disruptions to the economy, with potential corresponding results on the performance of the Fund and its investments.

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak continues to evolve, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

Shares may trade at, above or below their NAV. The NAV fluctuates with changes in the market value of the Fund’s assets. The trading price of Shares fluctuates in accordance with changes in the NAV, intraday changes in the value of the Index Contracts and market supply and demand. The amount of the discount or premium in the trading price of the Shares relative to their NAV may be influenced by non-concurrent trading hours between NYSE Arca (the exchange on which the Shares trade) and the exchanges on which the Index Contracts are traded. While the Shares are expected to trade on NYSE Arca until 4:00 p.m. (Eastern time), liquidity in the markets for the Index Contracts is expected to be reduced whenever the principal markets for those contracts are closed. As a result, trading spreads, and the resulting premium or discount on Shares, may widen during these gaps in market trading hours.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 15.27%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s annual volatility since inception.

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

The financial crisis of 2008-2009 and associated regulatory changes, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), are generally considered to have contributed to less credit being available to financial market participants. This is particularly the case for credit extended by banks and other traditional lending sources. The Fund does not borrow from lenders for the purpose of pursuing its investment objective. Nonetheless, restrictions on the availability of credit may adversely affect investors who borrow to purchase Shares and participants in the markets for financial instruments in which the Fund trades, including futures markets. Limitations on the availability of credit, whether in stressed market conditions or otherwise, may have a material adverse effect on investors and financial market participants, which in turn could affect the Fund’s ability to pursue its investment objective. Among other things, fewer prospective investors may adversely affect the Fund’s asset levels, and fewer financial market participants may reduce liquidity and adversely affect pricing for the financial instruments that the Fund seeks to trade.

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

Although past Index levels are not necessarily indicative of future Index levels, the peak-to-valley drawdown periods that the Index has experienced occasionally have been unusually long and have lasted for multi-year drawdown periods.

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

Since coming into effect on January 3, 2018, Markets in Financial Instruments Directive II (“MiFID II”), as implemented in national laws and regulations, requires the competent authorities of member states in the European Union (“EU”) and United Kingdom (“UK”) to impose position limits on certain commodity derivatives contracts which are applicable to any person, whether or not based in the EU or UK. Pursuant to laws and regulations that implemented MiFID II in the UK, the UK regulatory agency, the Financial Conduct Authority (“FCA”), has established position limits applicable to aluminum, copper, lead, nickel, tin and zinc commodity derivative contracts traded on the London Metal Exchange (“LME”). LME may also impose accountability levels in certain contracts, where further directions in respect of those positions can then be required. If the Fund were to trade commodity derivatives contracts on other exchanges in the EU or the UK, position limits may apply to such trading activity pursuant to MiFID II as implemented in the relevant national laws and regulations. On January 31, 2020, the UK formally withdrew from the EU (known as “Brexit”) and, after a transition period, left the EU single market and customs union under the terms of a new trade agreement on December 31, 2020. The agreement governs the new relationship between the UK and EU with respect to trading goods and services, but critical aspects of the relationship remain unresolved and subject to further negotiation and agreement. The complete impact of the new agreement, as well as the full scope and nature of the consequences of the exit, are not at this time known and are unlikely to be known for a significant period of time. Any UK firm that was trading derivatives in EU markets using a MiFID passport prior to the conclusion of the transition period will no longer be able to use that MiFID II passport to do so and instead would need to look to any MiFID II third country regime to access the EU market or establish a MiFID II compliant EU branch or subsidiary. The loss of MiFID II passports by UK-based firms could adversely affect the Fund’s ability to trade derivatives in EU markets through UK-based firms.

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

Failure of Futures Commission Merchants or Commodity Brokers to Segregate Assets May Cause Losses for the Fund.

The Commodity Exchange Act requires an FCM to segregate all funds received from customers from such FCM’s proprietary assets. If the Commodity Broker fails to segregate customer assets as required, the assets of the Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, the Fund could be limited to recovering either a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts or the Fund may not recover any assets at all, even though certain property specifically traceable to the Fund was held by the Commodity Broker.

The Commodity Exchange Act requires an approved derivatives clearing organization to segregate all funds and other property received from a clearing member’s customers in connection with U.S. futures and options contracts from any funds held at the clearing organization to support the clearing member’s proprietary trading. Nevertheless, customer funds held at a clearing organization in connection with any futures or options contracts may be held in a commingled omnibus account, which may not identify the name of the clearing member’s individual customers. With respect to futures and options contracts, a clearing organization may use assets of a non-defaulting customer held in an omnibus account at the clearing organization to satisfy payment obligations of a defaulting customer of the clearing member to the clearing organization. In the event of a default of the clearing FCM’s other clients or the clearing FCM’s failure to extend its own funds in connection with any such default, a customer may not be able to recover the full amount of assets deposited by the clearing FCM with the clearing organization on the customer’s behalf.

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

The Fund’s Performance Could Be Adversely Affected if the Commodity Broker Reduces its Internal Risk Limits for the Fund.

The CFTC requires FCMs, like the Commodity Broker, to implement and evaluate from time-to-time risk-based limits on futures position and order sizes. Under this regime, the Commodity Broker could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Fund. Such a development would reduce the Fund’s capacity to transact in futures contracts. In this scenario, the Fund could seek to enter into clearing relationships with one or more other clearing brokers with the goal of increasing its overall capacity to trade and clear futures contracts. The introduction of one or more additional clearing broker relationships would be likely to increase the Fund’s trading costs and could make its overall trading less efficient or more prone to error. These consequences would be likely to detract from the Fund’s performance.

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

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report items of income, gain, loss and deduction to Shareholders in a manner that reflects the Shareholders’ beneficial interest in such tax items, but these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. It is possible that the United States Internal Revenue Service (the “IRS”) will successfully assert that the conventions and assumptions used by the Fund do not satisfy the technical requirements of the Internal Revenue Code of 1986, as amended (the “Code”), and/or the Federal Tax Regulations codified under 26 C.F.R., referred to herein as the Treasury Regulations, and could require that items of income, gain, loss and deduction be adjusted or reallocated in a manner that adversely affects one or more Shareholders.

The Fund is a partnership, which is generally not subject to U.S. federal income taxes. Rather, the partnership's taxable income flows through to the owners, who are responsible for paying the applicable income taxes on the income allocated to them. The Fund is subject to partnership audit rules in Subchapter C of Chapter 63 of the Code (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any IRS audit of the Fund would be conducted at the Fund level, and if the IRS determines an adjustment, the default rule is that the Fund would pay an “imputed underpayment” including interest and penalties, if applicable. The Fund may instead elect to make a “push-out” election, in which case the shareholders for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns.

No Deduction for Qualified Publicly Traded Partnership Income.

For taxable years beginning before January 1, 2026, there is a 20% deduction for “qualified publicly traded partnership income” within the meaning of Section 199A(e)(4) of the Code. In general, “qualified publicly traded partnership income” for this purpose is an item of income, gain, deduction or loss that is effectively connected with a United States trade or business and includable in determining taxable income for the year, but does not include certain investment income. It is currently not expected that the Fund’s income will be eligible for such deduction because, as discussed below, although the matter is not free from doubt, the Fund believes that the activities directly conducted by the Fund will not result in the Fund being engaged in a trade or business within the United States. Potential investors should consult their tax advisors regarding the availability of such deduction for their allocable share of the Fund’s items of income, gain, deduction and loss.

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

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Fund is subject to actual and potential conflicts of interest involving the Managing Owner or any of its affiliates, the Commodity Broker, including its principals and its affiliates, the Index Sponsor, and the Distributor. The Managing Owner and its principals, all of whom are engaged in other investment activities, are not required to devote substantially all of their time to the business of the Fund, which also presents the potential for numerous conflicts of interest with the Fund. The Managing Owner and its principals and affiliates are engaged in a broad array of asset management and financial services activities and may engage in activities during the ordinary course of business that cause their interests or those of their other clients to conflict with those of the Fund and its Shareholders.

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

Because the Managing Owner and the Distributor are affiliates, the Managing Owner has a disincentive to replace the Distributor. Furthermore, the Managing Owner did not conduct an arm’s length negotiation when it retained the Distributor.

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

Holders

As of January 31, 2022 the Fund had 127 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2021 to October 31, 2021	1,500,000	$21.57
November 1, 2021 to November 30, 2021	5,400,000	$20.41
December 1, 2021 to December 31, 2021	12,800,000	$19.67
Total	19,700,000	$20.02
ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Fund has not reached position limits with respect to the 2021 and 2020 reporting periods.

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

The Commodity Broker, when acting as the Fund’s FCM in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the

Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

The Fund is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Fund does not have any material cash requirements as of the end of the latest fiscal period. The Fund is unaware of any known material trends, favorable or unfavorable, in the Fund’s capital resources.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(637.2) million and $(33.5) million for the years ended December 31, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2021, $1,445.7 million was paid to purchase United States Treasury Obligations and $1,224.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2020, $1,258.8 million was paid to purchase United States Treasury Obligations and $1,527.0 million was received from sales and maturing United States Treasury Obligations. $3,183.5 million was received from sales of affiliated investments and $4,296.7 million was paid to purchase affiliated investments during the year ended December 31, 2021. $2,268.5 million was received from sales of affiliated investments and $2,391.2 million was paid to purchase affiliated investments during the year ended December 31, 2020. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) Net cash provided by (used in) operating activities by $0.4 million and $(22.9) million during the years ended December 31, 2021 and 2020, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $629.7 million and $41.1 million during the years ended December 31, 2021 and 2020, respectively. This included $1,798.8 million and $483.4 million from Shares purchased by Authorized Participants and $1,169.2 million and $442.3 million from Shares redeemed by Authorized Participants during the years ended December 31, 2021 and 2020, respectively. There were no changes in amounts due to the Custodian for the years ended December 31, 2021 and 2020. No distributions were paid to Shareholders during the years ended December 31, 2021 and 2020.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

DBC - For the Year Ended December 31, 2021
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Percentage Change
12/31/2020
12/31/2021
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
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2021 and 2020. For performance discussion related to the year ended December 31, 2019, see the annual report for the year ended December 31, 2019 available at http://www.invesco.com/ETFs.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the years ended December 31, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Years Ended December 31, 2021 and 2020

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Years Ended
	December 31,
Underlying Index	2021	2020
DB Aluminum Indices	38.62%	2.92%
DB Brent Crude Oil Indices	55.37	(28.41)
DB Copper Grade A Indices	26.22	24.29
DB Corn Indices	31.87	(2.24)
DB Gold Indices	(4.46)	22.40
DB Light Crude Oil Indices	60.89	(20.29)
DB Natural Gas Indices	41.03	(16.20)
DB RBOB Gasoline Indices	70.29	(15.18)
DB Silver Indices	(12.20)	45.49
DB Soybeans Indices	13.95	22.18
DB Sugar Indices	36.16	(1.85)
DB Ultra Low Sulphur Diesel Indices	53.53	(42.57)
DB Wheat Indices	19.05	5.61
DB Zinc Indices	23.90	19.73
AGGREGATE RETURNS	42.60%	(7.53)%

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

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Fund Share Price Performance

For the year ended December 31, 2021, the NYSE Arca market value of each Share increased from $14.70 per Share to $20.78 per Share. The Share price low and high for the year ended December 31, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $14.63 per Share (‐0.48%) on January 4, 2021, and a high of $21.84 per Share (+48.59%) on October 20, 2021. No distributions were paid to Shareholders during the year ended December 31, 2021. Therefore, the total return for the Fund on a market value basis was +41.36%.

2021 proved to be a strong year for commodities as the world emerged from the global pandemic that plagued most of 2020. Commodity prices, in general, were supported by the cascade of global re-openings following successful vaccine rollouts, rising inflation fears and strengthening fundamentals. Though energy commodities drove the bulk of the returns, performance was positive across the board, with the exception of precious metals, as the global economic recovery reduced demand for safe havens like gold. The broader asset class was further supported by the growing narrative of commodities as an efficient inflation hedge, as the US year over year Consumer Price Index (CPI) hit a near four-decade high.

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

2020 was a year of mixed performance for commodities, largely defined by the COVID-19 pandemic. Precious metals and industrial metals added to broad asset class returns, while the energy sector detracted significantly as government-imposed travel restrictions and lockdowns resulted in simultaneous shocks to both supply and demand, driving WTI crude oil to negative territory for the first time in history. Within the Fund, precious metals was the best performing commodity sector, buoyed by plunging global interest rates and rising safe haven demand in the face of high uncertainty over the course and duration of the unfolding global economic recession

Fund Share Net Asset Performance

For the year ended December 31, 2021, the NAV of each Share increased from $14.66 per Share to $20.72 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Corn, Light Crude Oil, Natural Gas, RBOB Gasoline, Soybean, Sugar, Ultra Low Sulphur Diesel, Wheat and Zinc were partially offset by falling commodity futures contracts prices for Gold and Silver during the year ended December 31, 2021, contributing to an overall 42.53% increase in the level of the Index and to a 42.60% increase in the level of the DBIQ-OY Diversified TR™. No distributions were paid to Shareholders during the year ended December 31, 2021. Therefore, the total return for the Fund on a NAV basis was +41.34%.

Net income (loss) for the year ended December 31, 2021 was $658.6 million, primarily resulting from $0.8 million of income, net realized gain (loss) of $663.2 million, net change in unrealized gain (loss) of $14.4 million and net operating expenses of $19.9 million.

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

Critical Accounting Estimates

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

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund’s financial condition,  used in the preparation of these financial statements.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,629,545,115	1.01%	$61,875,931	13

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,341,324,637	1.17%	$36,647,890	24

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

The following were the primary trading risk exposures of the Fund as of December 31, 2021 by market sector.

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

We, Anna Paglia, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2021.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2021, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/S/ ANNA PAGLIA
Name:	Anna Paglia
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB Commodity Index Tracking Fund) and Shareholders of Invesco DB Commodity Index Tracking Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB Commodity Index Tracking Fund (the “Fund”) as of December 31, 2021 and 2020, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 24, 2022

We have served as the Fund’s auditor since 2013.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

December 31, 2021 and 2020

	December 31,
	2021	2020

Assets
United States Treasury Obligations, at value (cost $622,009,958 and 399,839,681, respectively)	$622,017,111	$399,870,102
Affiliated investments, at value (cost $2,003,793,764 and $890,598,570, respectively)	2,004,216,762	891,104,755
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	3,984,163
LME Commodity Futures Contracts receivable	9,047,339	9,571,095
Unrealized appreciation on LME Commodity Futures Contracts	29,778,683	30,069,753
Cash held by custodian	—	7,541,480
Receivable for:
Dividends from affiliates	37,411	11,282
Total assets	$2,665,097,306	$1,342,152,630
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$33,686,495	$—
Payable for:
Management fees	1,862,185	825,550
Brokerage commissions and fees	3,511	2,443
Total liabilities	35,552,191	827,993
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	829	586
Shareholders' equity—Shares	2,629,544,286	1,341,324,051
Total shareholders' equity	2,629,545,115	1,341,324,637
Total liabilities and equity	$2,665,097,306	$1,342,152,630
General Shares outstanding	40	40
Shares outstanding	126,900,000	91,500,000

Net asset value per share	$20.72	$14.66

Market value per share	$20.78	$14.70

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2021

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.040% due January 6, 2022	3.80%	$100,000,008	$100,000,000
U.S. Treasury Bills, 0.055% due January 20, 2022	4.56	119,999,575	120,000,000
U.S. Treasury Bills, 0.055% due January 27, 2022(b)	7.62	199,997,000	200,000,000
U.S. Treasury Bills, 0.050% due February 3, 2022(b)	3.88	102,027,403	102,029,600
U.S. Treasury Bills, 0.070% due March 10, 2022(b)	3.80	99,993,125	100,000,000
Total United States Treasury Obligations (cost $622,009,958)	23.66%	$622,017,111
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $192,437,689)(c)	7.33%	$192,860,687	1,825,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $1,811,356,075)(c)(d)	68.88	1,811,356,075	1,811,356,075
Total Affiliated Investments (cost $2,003,793,764)	76.21%	$2,004,216,762
Total Investments in Securities (cost $2,625,803,722)	99.87%	$2,626,233,873

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $299,970,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	5,548	September - 2022	$156,106,850	$8,380,168	$8,380,168
CBOT Soybean	2,521	November - 2022	159,988,963	4,566,096	4,566,096
CBOT Wheat	3,904	July - 2022	149,230,400	7,245,582	7,245,582
COMEX Gold	1,178	February - 2022	215,409,080	851,754	851,754
COMEX Silver	438	March - 2022	51,140,880	2,065,818	2,065,818
ICE-UK Brent Crude	4,137	May - 2022	313,750,080	18,767,083	18,767,083
LME Aluminum	1,721	May - 2022	120,706,638	13,115,663	13,115,663
LME Copper	469	May - 2022	113,738,363	3,945,584	3,945,584
LME Zinc	1,401	August - 2022	120,661,125	12,717,436	12,717,436
NYB-ICE Sugar	7,109	September - 2022	146,183,789	(3,137,505)	(3,137,505)
NYMEX Natural Gas	3,717	April - 2022	131,024,250	23,376,223	23,376,223
NYMEX NY Harbor ULSD	3,406	May - 2022	322,954,194	28,434,416	28,434,416
NYMEX RBOB Gasoline	3,504	January - 2022	327,389,932	28,265,514	28,265,514
NYMEX WTI Crude	4,351	December - 2022	301,437,280	14,774,942	14,774,942
Total Commodity Futures Contracts				$163,368,774	$163,368,774

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2020

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.085% due February 25, 2021 (b)	11.93%	$159,986,710	$160,000,000
U.S. Treasury Bills, 0.090% due June 10, 2021	5.96	79,974,618	80,000,000
U.S. Treasury Bills, 0.140% due September 9, 2021	5.96	79,957,840	80,000,000
U.S. Treasury Bills, 0.140% due October 7, 2021	5.96	79,950,934	80,000,000
Total United States Treasury Obligations (cost $399,839,681)	29.81%	$399,870,102
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $180,443,123)(c)	13.49%	$180,949,308	1,712,400
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $710,155,447)(c)(d)	52.95	710,155,447	710,155,447
Total Affiliated Investments (cost $890,598,570)	66.44%	$891,104,755
Total Investments in Securities (cost $1,290,438,251)	96.25%	$1,290,974,857

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $149,985,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2020.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,432	September - 2021	$76,619,400	$13,698,838	$13,698,838
CBOT Soybean	1,357	November - 2021	75,432,238	8,764,789	8,764,789
CBOT Wheat	2,267	July - 2021	71,212,137	10,140,859	10,140,859
COMEX Gold	522	February - 2021	98,924,220	8,422,812	8,422,812
COMEX Silver	204	May - 2021	27,002,460	6,274,804	6,274,804
ICE-UK Brent Crude	3,344	November - 2021	169,239,840	18,862,705	18,862,705
LME Aluminum	1,063	May - 2021	52,784,594	8,099,254	8,099,254
LME Copper	293	May - 2021	56,909,756	13,145,981	13,145,981
LME Zinc	762	August - 2021	52,746,212	8,824,518	8,824,518
NYB-ICE Sugar	4,594	September - 2021	72,239,731	7,253,129	7,253,129
NYMEX Natural Gas	2,406	April - 2021	61,473,300	1,883,068	1,883,068
NYMEX NY Harbor ULSD	2,825	May - 2021	176,847,825	28,150,558	28,150,558
NYMEX RBOB Gasoline	3,061	November - 2021	173,083,020	9,090,619	9,090,619
NYMEX WTI Crude	3,641	February - 2021	177,061,830	6,231,507	6,231,507
Total Commodity Futures Contracts				$148,843,441	$148,843,441

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

 See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses For the Years Ended

December 31, 2021, 2020 and 2019

	2021	2020	2019
Income
Interest Income	$430,088	$3,297,643	$28,685,735
Dividends from Affiliates	364,565	2,858,291	7,639,423
Total Income	794,653	6,155,934	36,325,158
Expenses
Management Fees	19,646,592	8,666,174	13,741,915
Brokerage Commissions and Fees	517,780	335,587	393,428
Interest Expense	36,912	43,850	312,961
Total Expenses	20,201,284	9,045,611	14,448,304
Less: Waivers	(338,942)	(730,631)	(395,320)
Net Expenses	19,862,342	8,314,980	14,052,984
Net Investment Income (Loss)	(19,067,689)	(2,159,046)	22,272,174
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	151,090	54,902
Affiliated Investments	—	384,050	—
Capital gain distributions from Affiliated Investments	32,702	74,267	35,871
Commodity Futures Contracts	663,176,025	(227,910,271)	(108,439,638)
Net Realized Gain (Loss)	663,208,727	(227,300,864)	(108,348,865)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(23,268)	(210,914)	301,796
Affiliated Investments	(83,187)	113,315	237,240
Commodity Futures Contracts	14,525,333	101,149,046	291,494,569
Net Change in Unrealized Gain (Loss)	14,418,878	101,051,447	292,033,605
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	677,627,605	(126,249,417)	183,684,740
Net Income (Loss)	$658,559,916	$(128,408,463)	$205,956,914

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2021

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$586	91,500,000	$1,341,324,051	$1,341,324,637
Purchases of Shares			97,500,000	1,798,847,084	1,798,847,084
Redemption of Shares			(62,100,000)	(1,169,186,522)	(1,169,186,522)
Net Increase (Decrease) due to Share Transactions			35,400,000	629,660,562	629,660,562
Net Income (Loss)
Net Investment Income (Loss)		(7)		(19,067,682)	(19,067,689)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		245		663,208,482	663,208,727
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		5		14,418,873	14,418,878
Net Income (Loss)		243		658,559,673	658,559,916
Net Change in Shareholders' Equity	—	243	35,400,000	1,288,220,235	1,288,220,478
Balance at December 31, 2021	40	$829	126,900,000	$2,629,544,286	$2,629,545,115

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$658,559,916	$(128,408,463)	$205,956,914
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(1,445,740,189)	(1,258,771,217)	(3,654,657,512)
Proceeds from securities sold and matured	1,224,000,000	1,526,991,518	4,633,155,039
Cost of affiliated investments purchased	(4,296,742,105)	(2,391,225,604)	(3,634,032,756)
Proceeds from affiliated investments sold	3,183,546,911	2,268,500,801	3,261,472,332
Net accretion of discount on United States Treasury Obligations	(430,088)	(3,286,835)	(28,578,301)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(535,140)	(54,902)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	397,525	(22,893,465)	(34,694,600)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	37,670,658	(12,044,237)	4,539,464
LME Commodity Futures Contracts	523,756	(12,067,975)	(23,761,626)
Dividends from affiliates	(26,129)	335,503	(79,139)
Management fees	1,036,635	(128,639)	(448,209)
Brokerage commissions and fees	1,068	(784)	3,189
Other receivables	—	—	17,077
Net cash provided by (used in) operating activities	(637,202,042)	(33,534,537)	728,836,970
Cash flows from financing activities:
Distributions paid to shareholders	—	—	(22,743,178)
Proceeds from purchases of Shares	1,798,847,084	483,386,732	120,198,453
Redemption of Shares	(1,169,186,522)	(442,310,715)	(807,331,962)
Increase (decrease) in payable for amount due to custodian	—	—	(18,960,283)
Net cash provided by (used in) financing activities	629,660,562	41,076,017	(728,836,970)
Net change in cash	(7,541,480)	7,541,480	—
Cash at beginning of period	7,541,480	—	—
Cash at end of period	$—	$7,541,480	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$36,912	$43,850	$312,961

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Financial Statements

December 31, 2021

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2021, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. No distributions were paid for the years ended December 31, 2021 and 2020.

The table below shows distributions per General Share and Share and in total for the years presented:

	Years Ended December 31,
	2021	2020	2019
Distributions per General Share	$—	$—	$0.25383
Distributions per Share	$—	$—	$0.25383
Distributions paid to General Shares	$—	$—	$10
Distributions paid to Shares	$—	$—	$22,743,168

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2021, 2020 and 2019, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00, $8.00 and $9.00 per round-turn trade for the years ended December 31, 2021, 2020 and 2019, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of December 31, 2021, the Fund had a receivable from the Commodity Broker of $9,047,339, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2020, the Fund had a receivable to the Commodity Broker of $9,571,095, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $338,942, $730,631 and $395,320 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The Commodity Broker

Morgan Stanley & Co. LLC, a Delaware limited liability company, serves as the Fund’s futures clearing broker (the “Commodity Broker”). The Commodity Broker is registered with the CFTC as an FCM and is a member of the NFA in such capacity.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2021 and 2020.

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

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$622,017,111	$—	$622,017,111
Exchange-Traded Fund	192,860,687	—	—	192,860,687
Money Market Mutual Fund	1,811,356,075	—	—	1,811,356,075
Total Investments in Securities	2,004,216,762	622,017,111	—	2,626,233,873
Other Investments - Assets(a)
Commodity Futures Contracts	166,506,279	—	—	166,506,279
Other Investments - Liabilities(a)
Commodity Futures Contracts	(3,137,505)	—	—	(3,137,505)
Total Other Investments	163,368,774	—	—	163,368,774
Total Investments	$2,167,585,536	$622,017,111	$—	$2,789,602,647

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$399,870,102	$—	$399,870,102
Exchange-Traded Fund	180,949,308	—	—	180,949,308
Money Market Mutual Fund	710,155,447	—	—	710,155,447
Total Investments in Securities	891,104,755	399,870,102	—	1,290,974,857
Other Investments - Assets(a)
Commodity Futures Contracts	148,843,441	—	—	148,843,441
Total Investments	$1,039,948,196	$399,870,102	$—	$1,439,818,298

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$166,506,279	$(3,137,505)	$148,843,441	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2021 and December 31, 2020 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$663,176,025	$(227,910,271)	$(108,439,638)
	Net Change in Unrealized Gain (Loss)	14,525,333	101,149,046	291,494,569
Total		$677,701,358	$(126,761,225)	$183,054,931

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2021	2020	2019
Average Notional Value	$2,261,445,878	$1,041,936,893	$1,617,668,395

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$180,949,308	$11,994,566	$—	$(83,187)	$32,702		$192,860,687	$29,300
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	710,155,447	4,284,747,539	(3,183,546,911)	—	—		1,811,356,075	335,265
Total	$891,104,755	$4,296,742,105	$(3,183,546,911)	$(83,187)	$32,702	(a)	$2,004,216,762	$364,565

(a)Includes $32,702 of capital gains distribution from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2020.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2020	Dividend Income
Invesco Treasury Collateral ETF	$250,383,096	$—	$(69,931,153)	$113,315	$458,317		$180,949,308	$1,737,818
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	—	1,061,862,468	(351,707,021)	—	—		710,155,447	22,050
Invesco Premier U.S. Government Money Portfolio, Institutional Class	517,499,491	1,329,363,136	(1,846,862,627)	—	—		—	1,098,423
Total	$767,882,587	$2,391,225,604	$(2,268,500,801)	$113,315	$458,317	(a)	$891,104,755	$2,858,291

(a)Includes $74,267 of capital gains distribution from Invesco Treasury Collateral ETF.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2019.

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)		Value 12/31/2019	Dividend Income
Invesco Treasury Collateral ETF	$250,145,856	$—	$—	$237,240	$35,871		$250,383,096	$5,580,402
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	144,939,067	3,634,032,756	(3,261,472,332)	—	—		517,499,491	2,059,021
Total	$395,084,923	$3,634,032,756	$(3,261,472,332)	$237,240	$35,871	(a)	$767,882,587	$7,639,423

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2021, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2021	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$14.66	$15.94	$14.44
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	6.21	(1.25)	1.54
Net investment income (loss) (b)	(0.15)	(0.03)	0.21
Net income (loss)	6.06	(1.28)	1.75
Less:
Return of capital distributions	—	—	(0.25)
Net asset value per Share, end of period	$20.72	$14.66	$15.94
Market value per Share, beginning of period (c)	$14.70	$15.96	$14.51
Market value per Share, end of period (c)	$20.78	$14.70	$15.96

Ratio to average Net Assets
Net investment income (loss)	(0.82)%	(0.21)%	1.38%
Expenses, after waivers	0.86%	0.82%	0.87%
Expenses, prior to waivers	0.87%	0.89%	0.89%
Total Return, at net asset value (d)	41.34%	(8.03)%	12.16%
Total Return, at market value (d)	41.36%	(7.89)%	11.75%

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021, the end of the period covered by this Annual Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2021. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2021, as stated in their report on page 36 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

As of December 31, 2021, the board of managers and principal officers of the Managing Owner are as follows:

Name	Capacity
Anna Paglia	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman	Board of Managers
Annette Lege	Principal
Kelli Gallegos	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
John Zerr	Board of Managers
Brian Hartigan	Global Head of ETF Investments

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Ms. Paglia and Messrs. Krugman and Zerr.

The Board of Managers has established an Audit Committee with the following members: Ms. Paglia and Messrs. Krugman and Zerr. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund's financial statements, the Fund's compliance with legal and regulatory requirements, the qualifications and independence of the Fund's independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Anna Paglia (47) has been Chief Executive Officer of the Managing Owner since June 2020. In this role, she has general oversight responsibilities for all of the Managing Owner’s business. Ms. Paglia has been a Member of the Board of Managers of the Managing Owner since June 2020. Additionally, Ms. Paglia is a Managing Director and Global Head of ETFs and Indexed Strategies of Invesco Ltd., a position in which she first began serving in June 2020. In these roles she is responsible for the management of the Managing Owner’s exchange traded fund business with direct functional reporting responsibilities for the Managing Owner’s portfolio management, products, marketing and capital markets teams. In such capacity, Ms. Paglia also is responsible for managing the operations of the Invesco Funds. Previously, Ms. Paglia was Head of Legal, US ETFs at Invesco, beginning in September 2010. In that role, she was responsible for the registration and listing of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert and resource to the US ETF Board and personnel of the Managing Owner and providing day-to-day support to the Managing Owner. In addition, she was a team leader for, and provided legal support to, Invesco’s unit investment trusts. Ms. Paglia earned a JD from L.U.I.S.S. Law School in Rome, a law school certificate from Kingston University School of Law in London and a master’s degree from Northwestern University School of Law in Chicago. She is admitted to practice law in Illinois and New York. Ms. Paglia was listed as a principal of the Managing Owner on June 11, 2020.

Peter Hubbard (41) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (44) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Annette Lege (52) has been a Chief Accounting Officer and Head of Finance and Corporate Services (“FCS”) Business Services for Invesco Ltd. since March 2017. In this role, she is responsible for all aspects of Corporate Accounting including group financial reporting, internal controls and group accounting policies. Ms. Lege also manages Invesco’s Finance operations and shared service centers and has held this role since September 2015. Previously, Ms. Lege was Head of FCS Transformation Office from October 2013 through September 2015, with responsibility for business transformation initiatives taking place across FCS at Invesco. Before assuming that role in October 2013, Ms. Lege held the position of North American Corporate Controller at Invesco from March 2007 to October 2013. Ms. Lege is also a CPA, is licensed by FINRA as a Financial Operations Principal, and is a member of the Texas State Board of Public Accountants. Ms. Lege earned a BBA in accounting from the University of Houston. Ms. Lege was listed as a principal of the Managing Owner on March 30, 2017 and was listed as a principal of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, on March 22, 2017.

Kelli Gallegos (51) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (“Invesco”, a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (45) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

John Zerr (59) has been a Member of the Board of Managers of the Managing Owner since September 2006. Mr. Zerr has also served as Chief Operating Officer of the Americas for Invesco Ltd. since February 2018. Prior to his current position, Mr. Zerr served as Managing Director and General Counsel – U.S. Retail of Invesco Management Group, Inc., a registered investment adviser affiliated with the Managing Owner, from March 2006 until February 2018, where he was responsible for overseeing the U.S. Retail Legal Department for Invesco Ltd. and its affiliated companies. Mr. Zerr has also been a Senior Vice President and Secretary of IDI since March 2006 and June 2006, respectively. He also served as a Director of that entity until February 2010. Mr. Zerr has served as Senior Vice President of Invesco Advisers, Inc., a registered investment adviser affiliated with the Managing Owner, since December 2009. Mr. Zerr serves as a Director, Vice President and Secretary of Invesco Investment Services, Inc., a registered transfer agency since May 2007. Mr. Zerr has served as Director, Senior Vice President, General Counsel and Secretary of a number of other Invesco Ltd. wholly-owned subsidiaries which service or serviced portions of Invesco Ltd.’s U.S. Retail business since May 2007 and since June 2010 with respect to certain Van Kampen entities engaged in the asset management business that were acquired by Invesco Ltd. from Morgan Stanley. In each of the foregoing positions Mr. Zerr is responsible for overseeing legal operations. In such capacity, Mr. Zerr also is responsible for overseeing the legal activities of the Invesco Funds. Mr. Zerr earned a BA degree in economics from

Ursinus College. He graduated cum laude with a J.D. from Temple University School of Law. Mr. Zerr was listed as a principal of the Managing Owner on December 6, 2012.

Brian Hartigan (43) joined the Managing Owner in May 2015 as Global Head of ETF Investments. In his role, Mr. Hartigan manages the portfolio management function at the Managing Owner, with the Director of Portfolio Management reporting to him. Previously from June 2010 until May of 2015, Mr. Hartigan was the Head of Portfolio Management and Research for Invesco Capital Markets, Inc., the sponsor of unit investment trusts. In that role, he oversaw portfolio management of Invesco unit trusts. He earned his B.A. from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a CFA charterholder and a member of the CFA Society of Chicago. Mr. Hartigan was listed as a principal and registered as an associated person of the Managing Owner on February 21, 2018 and May 29, 2018, respectively.

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

For the year ended December 31, 2021, the Fund incurred Management Fees of $19,646,592 of which $17,784,407 had been paid at December 31, 2021. Management Fees of $1,862,185 were unpaid at December 31, 2021 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2021, the Fund incurred brokerage commissions of $517,780 of which $514,269 had been paid at December 31, 2021. Brokerage commissions of $3,511 were unpaid at December 31, 2021 and are reported as a liability on the Statements of Financial Condition.

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

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2022, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2021 and 2020.

	Fiscal Years Ended December 31,
	2021	2020
Audit Fees	$78,660	$78,660
Audit-Related Fees (1)	5,000	—
Tax Fees (2)	822,423	963,432
All Other Fees	—	—
Total	$906,083	$1,042,092

(1)	Audit-Related Fees for the fiscal year ended December 31, 2021 include fees billed for reviewing regulatory filings.
(2)	Tax Fees for the fiscal years ended December 31, 2021 and 2020 include fees billed for preparing tax forms.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]
4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]
4.2	Form of Participant Agreement [4]
4.2.1	Amendment to Form of Participant Agreement [4]
4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Escrow Agreement [6]

10.2	Form of Customer Agreement [7]

10.3	Form of Administration Agreement [8]

10.4	Form of Global Custody Agreement [8]

10.5	Form of Transfer Agency and Service Agreement [9]

10.6	Distribution Services Agreement [10]
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund— December 31, 2021 and December 31, 2020, (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund—December 31, 2021, (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund—December 31, 2020, (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund—Years Ended December 31, 2021, 2020 and 2019, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund—Year Ended December 31, 2021, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund—Year Ended December 31, 2020, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund— Year Ended December 31, 2019, (viii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund—Years Ended December 31, 2021, 2020 and 2019, and (ix) Notes to Financial Statements of Invesco DB Commodity Index Tracking Fund.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

1	Previously filed as an exhibit to Form 8-K on February 25, 2015 and incorporated herein by reference.
2	Previously filed as an exhibit to Form 8-K on June 20, 2016 and incorporated herein by reference.
3	Previously filed as an exhibit to Form 8-K on June 4, 2018 and incorporated herein by reference.
4	Previously filed as an exhibit to Form 10-Q on November 6, 2020 and incorporated herein by reference.
5	Previously filed as an exhibit to Form 10-K on February 28, 2020 and incorporated herein by reference.
6	Previously filed as an exhibit to Form 8-K on January 27, 2006 to a Registration Statement on Form S-1 on December 21, 2005 and incorporated herein by reference.
7	Previously filed as an exhibit to Form 8-K on February 26, 2015 and incorporated herein by reference.
8	Previously filed as an exhibit to Form 8-K on October 1, 2019 and incorporated herein by reference.
9	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to a Registration Statement on Form S-1 on August 5, 2005 and incorporated herein by reference.
10	Previously filed as an exhibit to Form 8-K on May 19, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 24, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: February 24, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 24, 2022

/s/ JOHN ZERR John Zerr	Manager	February 24, 2022
*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.