Form 10-Q
period 2022-03-31
Invesco DB Commodity Index Tracking Fund
filed 2022-05-06
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of outstanding Shares as of March 31, 2022: 157,400,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $679,251,853 and $622,009,958, respectively)	$679,086,621	$622,017,111
Affiliated investments, at value (cost $3,302,125,979 and $2,003,793,764, respectively)	3,302,412,035	2,004,216,762
Other investments:
LME Commodity Futures Contracts receivable	16,580,767	9,047,339
Unrealized appreciation on LME Commodity Futures Contracts	92,039,329	29,778,683
Cash held by custodian	95,855,327	—
Receivable for:
Fund shares sold	13,030,121	—
Dividends from affiliates	361,774	37,411
Total assets	$4,199,365,974	$2,665,097,306
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$84,108,738	$33,686,495
Payable for:
Fund shares reacquired	10,424,097	—
Management fees	2,946,103	1,862,185
Brokerage commissions and fees	4,543	3,511
Total liabilities	97,483,481	35,552,191
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,042	829
Shareholders' equity—Shares	4,101,881,451	2,629,544,286
Total shareholders' equity	4,101,882,493	2,629,545,115
Total liabilities and equity	$4,199,365,974	$2,665,097,306
General Shares outstanding	40	40
Shares outstanding	157,400,000	126,900,000

Net asset value per share	$26.06	$20.72

Market value per share	$26.08	$20.78

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

March 31, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 0.170% due April 21, 2022	1.46%	$59,995,917	$60,000,000
U.S. Treasury Bills, 0.190% due April 28, 2022(b)	2.44	99,990,231	100,000,000
U.S. Treasury Bills, 0.440% due May 19, 2022(b)	3.17	129,958,400	130,000,000
U.S. Treasury Bills, 0.380% due June 9, 2022	2.44	99,928,508	100,000,000
U.S. Treasury Bills, 0.365% due July 21, 2022(b)	1.46	59,877,669	60,000,000
U.S. Treasury Bills, 0.380% due July 28, 2022(b)	2.43	99,753,347	100,000,000
U.S. Treasury Bills, 0.770% due August 18, 2022(b)	3.16	129,582,549	130,000,000
Total United States Treasury Obligations (cost $679,251,853)	16.56%	$679,086,621
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $192,437,689) (c)	4.70%	$192,723,745	1,825,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.25% (cost $3,109,688,290) (c)(d)	75.81	3,109,688,290	3,109,688,290
Total Affiliated Investments (cost $3,302,125,979)	80.51%	$3,302,412,035
Total Investments in Securities (cost $3,981,377,832)	97.07%	$3,981,498,656

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $519,133,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of March 31, 2022.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	6,865	September - 2022	$238,987,812	$48,757,800	$48,757,800
CBOT Soybean	3,122	November - 2022	221,740,050	22,058,950	22,058,950
CBOT Wheat	4,831	July - 2022	242,033,100	55,756,207	55,756,207
COMEX Gold	1,454	May - 2022	283,689,940	(4,166,897)	(4,166,897)
COMEX Silver	540	May - 2022	67,859,100	5,401,570	5,401,570
ICE-UK Brent Crude	5,124	May - 2022	526,388,520	131,643,725	131,643,725
LME Aluminum	2,129	May - 2022	185,601,430	41,293,800	41,293,800
LME Copper	580	May - 2022	150,430,250	11,827,496	11,827,496
LME Zinc	1,733	August - 2022	179,430,488	38,918,033	38,918,033
NYB-ICE Sugar	8,790	September - 2022	190,398,432	7,580,971	7,580,971
NYMEX Natural Gas	4,603	April - 2022	259,701,260	107,048,949	107,048,949
NYMEX NY Harbor ULSD	4,215	May - 2022	566,655,327	167,365,345	167,365,345
NYMEX RBOB Gasoline	4,756	November - 2022	511,185,343	79,733,640	79,733,640
NYMEX WTI Crude	5,383	December - 2022	477,041,460	99,848,709	99,848,709
Total Commodity Futures Contracts				$813,068,298	$813,068,298

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.040% due January 6, 2022	3.80%	$100,000,008	$100,000,000
U.S. Treasury Bills, 0.055% due January 20, 2022	4.56	119,999,575	120,000,000
U.S. Treasury Bills, 0.055% due January 27, 2022(b)	7.62	199,997,000	200,000,000
U.S. Treasury Bills, 0.050% due February 3, 2022(b)	3.88	102,027,403	102,029,600
U.S. Treasury Bills, 0.070% due March 10, 2022(b)	3.80	99,993,125	100,000,000
Total United States Treasury Obligations (cost $622,009,958)	23.66%	$622,017,111
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $192,437,689) (c)	7.33%	$192,860,687	1,825,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $1,811,356,075) (c)(d)	68.88	1,811,356,075	1,811,356,075
Total Affiliated Investments (cost $2,003,793,764)	76.21%	$2,004,216,762
Total Investments in Securities (cost $2,625,803,722)	99.87%	$2,626,233,873

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $299,970,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2021.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	5,548	September - 2022	$156,106,850	$8,380,168	$8,380,168
CBOT Soybean	2,521	November - 2022	159,988,963	4,566,096	4,566,096
CBOT Wheat	3,904	July - 2022	149,230,400	7,245,582	7,245,582
COMEX Gold	1,178	February - 2022	215,409,080	851,754	851,754
COMEX Silver	438	March - 2022	51,140,880	2,065,818	2,065,818
ICE-UK Brent Crude	4,137	May - 2022	313,750,080	18,767,083	18,767,083
LME Aluminum	1,721	May - 2022	120,706,638	13,115,663	13,115,663
LME Copper	469	May - 2022	113,738,363	3,945,584	3,945,584
LME Zinc	1,401	August - 2022	120,661,125	12,717,436	12,717,436
NYB-ICE Sugar	7,109	September - 2022	146,183,789	(3,137,505)	(3,137,505)
NYMEX Natural Gas	3,717	April - 2022	131,024,250	23,376,223	23,376,223
NYMEX NY Harbor ULSD	3,406	May - 2022	322,954,194	28,434,416	28,434,416
NYMEX RBOB Gasoline	3,504	January - 2022	327,389,932	28,265,514	28,265,514
NYMEX WTI Crude	4,351	December - 2022	301,437,280	14,774,942	14,774,942
Total Commodity Futures Contracts				$163,368,774	$163,368,774

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Income
Interest Income	$394,839	$109,719
Dividends from Affiliates	472,527	89,577
Total Income	867,366	199,296
Expenses
Management Fees	7,225,843	3,497,217
Brokerage Commissions and Fees	107,629	76,499
Interest Expense	11,092	4,067
Total Expenses	7,344,564	3,577,783
Less: Waivers	(73,199)	(208,557)
Net Expenses	7,271,365	3,369,226
Net Investment Income (Loss)	(6,403,999)	(3,169,930)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	121,185,479	68,206,899
Net Realized Gain (Loss)	121,185,479	68,206,899
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(172,385)	99,032
Affiliated Investments	(136,942)	25,686
Commodity Futures Contracts	649,699,524	109,968,339
Net Change in Unrealized Gain (Loss)	649,390,197	110,093,057
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	770,575,676	178,299,956
Net Income (Loss)	$764,171,677	$175,130,026

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$829	126,900,000	$2,629,544,286	$2,629,545,115
Purchases of Shares			47,000,000	1,103,998,603	1,103,998,603
Redemption of Shares			(16,500,000)	(395,832,902)	(395,832,902)
Net Increase (Decrease) due to Share Transactions			30,500,000	708,165,701	708,165,701
Net Income (Loss)
Net Investment Income (Loss)		(2)		(6,403,997)	(6,403,999)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		34		121,185,445	121,185,479
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		181		649,390,016	649,390,197
Net Income (Loss)		213		764,171,464	764,171,677
Net Change in Shareholders' Equity	—	213	30,500,000	1,472,337,165	1,472,337,378
Balance at March 31, 2022	40	$1,042	157,400,000	$4,101,881,451	$4,101,882,493

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$764,171,677	$175,130,026
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(678,876,656)	(623,851,381)
Proceeds from securities sold and matured	622,029,600	160,000,000
Cost of affiliated investments purchased	(2,696,272,106)	(966,097,731)
Proceeds from affiliated investments sold	1,397,939,891	878,918,579
Net accretion of discount on United States Treasury Obligations	(394,839)	(109,719)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(61,951,319)	(11,188,978)
Change in operating assets and liabilities:
Dividends from affiliates	(324,363)	(11,603)
Variation margin - Commodity Futures Contracts	50,422,243	4,380,599
LME Commodity Futures Contracts	(7,533,428)	(4,628,898)
Management fees	1,083,918	523,421
Brokerage commissions and fees	1,032	2,571
Net cash provided by (used in) operating activities	(609,704,350)	(386,933,114)
Cash flows from financing activities:
Proceeds from purchases of Shares	1,090,968,482	510,665,514
Redemption of Shares	(385,408,805)	(131,273,880)
Net cash provided by (used in) financing activities	705,559,677	379,391,634
Net change in cash	95,855,327	(7,541,480)
Cash at beginning of period	—	7,541,480
Cash at end of period	$95,855,327	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$11,092	$4,067

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

March 31, 2022

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three months ended March 31, 2022 and 2021.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2022 and 2021, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00 and $7.00 per round-turn trade during the three months ended March 31, 2022 and 2021, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of March 31, 2022, the Fund had a receivable from the Commodity Broker of $16,580,767, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2021, the Fund had a receivable from the Commodity Broker of $9,047,339, related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $73,199 and $208,557 for the three months ended March 31, 2022 and 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$679,086,621	$—	$679,086,621
Exchange-Traded Fund	192,723,745	—	—	192,723,745
Money Market Mutual Fund	3,109,688,290	—	—	3,109,688,290
Total Investments in Securities	3,302,412,035	679,086,621	—	3,981,498,656
Other Investments—Assets(a)
Commodity Futures Contracts	817,235,195	—	—	817,235,195
Other Investments—Liabilities(a)
Commodity Futures Contracts	(4,166,897)	—	—	(4,166,897)
Total Other Investments	813,068,298	—	—	813,068,298
Total Investments	$4,115,480,333	$679,086,621	$—	$4,794,566,954

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$622,017,111	$—	$622,017,111
Exchange-Traded Fund	192,860,687	—	—	192,860,687
Money Market Mutual Fund	1,811,356,075	—	—	1,811,356,075
Total Investments in Securities	2,004,216,762	622,017,111	—	2,626,233,873
Other Investments—Assets(a)
Commodity Futures Contracts	166,506,279	—	—	166,506,279
Other Investments—Liabilities(a)
Commodity Futures Contracts	(3,137,505)	—	—	(3,137,505)
Total Other Investments	163,368,774	—	—	163,368,774
Total Investments	$2,167,585,536	$622,017,111	$—	$2,789,602,647

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$817,235,195	$(4,166,897)	$166,506,279	$(3,137,505)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2022 and December 31, 2021 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$121,185,479	$68,206,899
	Net Change in Unrealized Gain (Loss)	649,699,524	109,968,339
Total		$770,885,003	$178,175,238

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2022	2021
Average Notional Value	$3,329,847,939	$1,628,941,889

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

Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$192,860,687	$—	$—	$(136,942)	$—	$192,723,745	$11,613
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,811,356,075	2,696,272,106	(1,397,939,891)	—	—	3,109,688,290	460,914
Total	$2,004,216,762	$2,696,272,106	$(1,397,939,891)	$(136,942)	$—	$3,302,412,035	$472,527

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$180,949,308	$—	$—	$25,686	$—	$180,974,994	$26,919
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	710,155,447	966,097,731	(878,918,579)	—	—	797,334,599	62,658
Total	$891,104,755	$966,097,731	$(878,918,579)	$25,686	$—	$978,309,593	$89,577

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$20.72	$14.66
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	5.38	1.93
Net investment income (loss) (b)	(0.04)	(0.03)
Net income (loss)	5.34	1.90
Net asset value per Share, end of period	$26.06	$16.56
Market value per Share, beginning of period (c)	$20.78	$14.70
Market value per Share, end of period (c)	$26.08	$16.61

Ratio to average Net Assets (d)
Net investment income (loss)	(0.75)%	(0.77)%
Expenses, after waivers	0.86%	0.82%
Expenses, prior to waivers	0.86%	0.87%
Total Return, at net asset value (e)	25.77%	12.96%
Total Return, at market value (e)	25.50%	12.99%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements.

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of March 31, 2022:

Index Commodity	Fund Weight (%)
Aluminum	4.53%
Brent Crude Oil	12.84
Copper Grade A	3.67
Corn	5.83
Gold	6.91
Light Sweet Crude Oil (WTI)	11.63
Natural Gas	6.33
RBOB Gasoline	12.46
Silver	1.66
Soybeans	5.40
Sugar	4.64
Ultra-Low Sulphur Diesel	13.82
Wheat	5.90
Zinc	4.38
Closing Level as of March 31, 2022:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(609.7) million and $(386.9) million for the three months ended March 31, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2022, $678.9 million was paid to purchase United States Treasury Obligations and $622.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2021, $623.9 million was paid to purchase United States Treasury Obligations and $160.0 million was received from sales and maturing United States Treasury Obligations. $1,397.9 billion was received from sales of affiliated investments and $2,696.3 billion was paid to purchase affiliated investments during the three months ended March 31, 2022. $878.9 million was received from sales of affiliated investments and $966.1 million was paid to purchase affiliated investments during the three months ended March 31, 2021. Unrealized appreciation/depreciation on United States Treasury Obligations, affiliated investments and futures contracts increased (decreased) net cash provided by (used in) operating activities by $(62.0) million and $(11.2) million during the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $705.6 million and $379.4 million during the three months ended March 31, 2022 and 2021, respectively. This included $1,091.0 billion and $510.7 million from Shares purchased by Authorized Participants and $385.4 million and $131.3 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

DBC - For the Three Months Ended March 31, 2022
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
Percentage Change
12/31/2021
3/31/2022
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

Performance Summary

This Report covers the three months ended March 31, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended
	March 31,
Underlying Index	2022	2021
DB Aluminum Indices	24.39%	10.79%
DB Brent Crude Oil Indices	35.56	18.29
DB Copper Grade A Indices	7.03	13.14
DB Corn Indices	23.80	11.10
DB Gold Indices	6.49	(10.03)
DB Light Crude Oil Indices	28.01	24.32
DB Natural Gas Indices	60.17	2.09
DB RBOB Gasoline Indices	26.27	25.90
DB Silver Indices	7.51	(7.32)
DB Soybeans Indices	12.00	13.01
DB Sugar Indices	5.42	5.28
DB Ultra-Low Sulphur Diesel Indices	41.89	18.95
DB Wheat Indices	31.17	(1.98)
DB Zinc Indices	20.31	2.06
AGGREGATE RETURNS	26.11%	13.17%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Fund Share Price Performance

For the three months ended March 31, 2022, the NYSE Arca market value of each Share increased from $20.78 per Share to $26.08 per Share. The Share price low and high for the three months ended March 31, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $20.89 per Share (+0.53%) on January 3, 2022, and a high of $28.02 per Share (+34.85%) on March 8, 2022. The total return for the Fund on a market value basis was 25.50%.

Commodities had an exceptionally strong start to 2022, with the Fund posting its largest quarterly gain since its inception. As the geopolitical crisis between Russia and Ukraine unfolded, an already fundamentally tight commodities markets were further challenged, investors turned to the asset class for both geopolitical cover and inflation hedging purposes. Given both nations’ key roles as commodities powerhouses, the ongoing military conflict and increasing isolation of Russia, following western sanctions and self-sanctioning against the country, disrupted the flow of goods and sent prices across all commodity sectors to multi-year, and even historic highs.

For the three months ended March 31, 2021, the NYSE Arca market value of each Share increased from $14.70 per Share to $16.61 per Share. The Share price low and high for the three months ended March 31, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $14.63 per Share (-0.48%) on January 4, 2021, and a high of $17.48 per Share (+18.92%) on March 11, 2021. The total return for the Fund on a market value basis was 12.99%.

Commodities started off 2021 with positive performance as growing vaccine optimism and easing lockdown restrictions globally signaled the start of demand recovery. While energy commodities drove the bulk of the returns, performance was positive across the board, with the exception of precious metals, as the ongoing global economic recovery reduced demand for safe havens like gold. Phase one of the U.S. China trade deal and growing greenification efforts, especially following Biden’s presidential victory, also respectively provided support for agricultural commodities and industrial metals.

Fund Share Net Asset Performance

For the three months ended March 31, 2022, the NAV of each Share increased from $20.72 per Share to $26.06 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Corn, Gold, Light Crude Oil, Natural Gas, RBOB Gasoline, Silver, Soybeans, Sugar, Ultra-Low Sulphur Diesel, Wheat and Zinc during the three months ended March 31, 2022, contributed to an overall 26.02% increase in the level of the Index and to a 26.11% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 25.77%.

Net income (loss) for the three months ended March 31, 2022 was $764.2 million, primarily resulting from $0.9 million of income, net realized gain (loss) of $121.2 million, net change in unrealized gain (loss) of $649.4 million and net operating expenses of $7.3 million.

For the three months ended March 31, 2021, the NAV of each Share increased from $14.66 per Share to $16.56 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Corn, Light Crude Oil, Natural Gas, RBOB Gasoline, Soybeans, Sugar, Ultra-Low Sulphur Diesel and Zinc were partially offset by falling commodity futures contracts prices for Gold, Silver and Wheat during the three months ended March 31, 2021, contributing to an overall 13.16% increase in the level of the Index and to a 13.17% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 12.96%.

Net income (loss) for the three months ended March 31, 2021 was $175.1 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $68.2 million, net change in unrealized gain (loss) of $110.1 million and net operating expenses of $3.4 million.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2021.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund's financial condition, used in the preparation of these financial statements.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2022.

				For the Three Months Ended
				March 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$4,101,882,493	1.21%	$115,530,571	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,629,545,115	1.01%	$61,875,931	13

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

The following were the primary trading risk exposures of the Fund as of March 31, 2022 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.Risk Factors.

Risk that Russia’s Invasion of Ukraine May Result in Market Volatility that Could Adversely Affect the Fund’s Performance

Following Russia’s invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. The resulting sanctions (and potential further sanctions in response to continued military activity), the potential for military escalation and other corresponding events, have had, and could continue to have, severe negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity and overall uncertainty. The negative impacts may be particularly acute in certain sectors. Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of Index Commodities and may have an adverse effect on the performance of the Fund and value of the Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2022 to January 31, 2022	5,700,000	$21.77
February 1, 2022 to February 28, 2022	—	—
March 1, 2022 to March 31, 2022	10,800,000	$25.16
Total	16,500,000	$23.99
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – March 31, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - March 31, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2021 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2022 and 2021 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – March 31, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 5, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 5, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools