Form 10-Q
period 2022-06-30
Invesco DB Commodity Index Tracking Fund
filed 2022-08-05
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of outstanding Shares as of June 30, 2022: 157,500,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $1,760,902,668 and $622,009,958, respectively)	$1,757,250,292	$622,017,111
Affiliated investments, at value (cost $2,666,639,784 and $2,003,793,764, respectively)	2,667,017,135	2,004,216,762
Other investments:
LME Commodity Futures Contracts receivable	4,272,455	9,047,339
Unrealized appreciation on LME Commodity Futures Contracts	—	29,778,683
Receivable for:
Dividends from affiliates	2,384,332	37,411
Total assets	$4,430,924,214	$2,665,097,306
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$139,170,634	$33,686,495
Unrealized depreciation on LME Commodity Futures Contracts	89,377,921	$—
Payable for:
Fund shares reacquired	7,983,340	—
Management fees	3,128,539	1,862,185
Brokerage commissions and fees	9,767	3,511
Total liabilities	239,670,201	35,552,191
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,065	829
Shareholders' equity—Shares	4,191,252,948	2,629,544,286
Total shareholders' equity	4,191,254,013	2,629,545,115
Total liabilities and equity	$4,430,924,214	$2,665,097,306
General Shares outstanding	40	40
Shares outstanding	157,500,000	126,900,000

Net asset value per share	$26.61	$20.72

Market value per share	$26.64	$20.78

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

June 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills,0.860% due July 21, 2022(b)	1.43%	$59,966,959	$60,000,000
U.S. Treasury Bills, 0.890% due July 28, 2022(b)	2.38	99,928,000	100,000,000
U.S. Treasury Bills, 1.050% due August 18, 2022(b)	3.10	129,769,467	130,000,000
U.S. Treasury Bills,1.250% due October 20, 2022(b)	7.12	298,239,030	300,000,000
U.S. Treasury Bills, 1.370% due October 27, 2022(b)	2.37	99,372,797	100,000,000
U.S. Treasury Bills, 1.490% due November 17, 2022(b)	3.08	128,974,778	130,000,000
U.S. Treasury Bills, 1.580% due December 1, 2022	17.73	742,991,483	750,000,000
U.S. Treasury Bills, 1.710% due December 8, 2022(b)	4.72	198,007,778	200,000,000
Total United States Treasury Obligations (cost $1,760,902,668)	41.93%	$1,757,250,292
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $192,437,689) (c)	4.60%	$192,815,040	1,825,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 1.39% (cost $2,474,202,095) (c)(d)	59.03	2,474,202,095	2,474,202,095
Total Affiliated Investments (cost $2,666,639,784)	63.63%	$2,667,017,135
Total Investments in Securities (cost $4,427,542,452)	105.56%	$4,424,267,427

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $696,603,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2022.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	6,866	September - 2022	$215,849,875	$15,239,535	$15,239,535
CBOT Soybean	3,120	November - 2022	227,448,000	21,939,993	21,939,993
CBOT Wheat	4,757	July - 2023	214,481,238	(44,094,798)	(44,094,798)
COMEX Gold	1,445	August - 2022	261,154,850	(10,025,610)	(10,025,610)
COMEX Silver	537	August - 2022	54,564,570	(4,877,282)	(4,877,282)
ICE-UK Brent Crude	5,450	September - 2022	560,369,000	(2,717,690)	(2,717,690)
LME Aluminum	2,151	May - 2023	132,286,500	(50,641,342)	(50,641,342)
LME Copper	580	May - 2023	119,617,750	(31,550,681)	(31,550,681)
LME Zinc	1,734	August - 2022	137,452,013	(7,185,898)	(7,185,898)
NYB-ICE Sugar	8,797	September - 2022	182,273,840	(1,869,222)	(1,869,222)
NYMEX Natural Gas	6,618	April - 2023	281,794,440	(7,066,168)	(7,066,168)
NYMEX NY Harbor ULSD	4,610	July - 2022	741,661,410	(70,323,028)	(70,323,028)
NYMEX RBOB Gasoline	4,756	November - 2022	558,406,716	102,772,151	102,772,151
NYMEX WTI Crude	5,382	December - 2022	504,131,940	100,497,888	100,497,888
Total Commodity Futures Contracts				$10,097,848	$10,097,848

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income
Interest Income	$2,948,937	$126,532	$3,343,776	$236,251
Dividends from Affiliates	5,137,747	81,416	5,610,274	170,993
Total Income	8,086,684	207,948	8,954,050	407,244
Expenses
Management Fees	9,731,993	4,961,194	16,957,836	8,458,411
Brokerage Commissions and Fees	259,568	135,458	367,197	211,957
Interest Expense	34,897	6,908	45,989	10,975
Total Expenses	10,026,458	5,103,560	17,371,022	8,681,343
Less: Waivers	(719,070)	(53,840)	(792,269)	(262,397)
Net Expenses	9,307,388	5,049,720	16,578,753	8,418,946
Net Investment Income (Loss)	(1,220,704)	(4,841,772)	(7,624,703)	(8,011,702)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(1)	(2)	(1)	(2)
Commodity Futures Contracts	880,614,273	209,625,055	1,001,799,752	277,831,954
Net Realized Gain (Loss)	880,614,272	209,625,053	1,001,799,751	277,831,952
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(3,487,144)	(142,303)	(3,659,529)	(43,271)
Affiliated Investments	91,295	(25,686)	(45,647)	—
Commodity Futures Contracts	(802,970,450)	120,921,792	(153,270,926)	230,890,131
Net Change in Unrealized Gain (Loss)	(806,366,299)	120,753,803	(156,976,102)	230,846,860
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	74,247,973	330,378,856	844,823,649	508,678,812
Net Income (Loss)	$73,027,269	$325,537,084	$837,198,946	$500,667,110

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2022	40	$1,042	157,400,000	$4,101,881,451	$4,101,882,493
Purchases of Shares			24,600,000	699,882,175	699,882,175
Redemption of Shares			(24,500,000)	(683,537,924)	(683,537,924)
Net Increase (Decrease) due to Share Transactions			100,000	16,344,251	16,344,251
Net Income (Loss)
Net Investment Income (Loss)		(0)		(1,220,704)	(1,220,704)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		248		880,614,024	880,614,272
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(225)		(806,366,074)	(806,366,299)
Net Income (Loss)		23		73,027,246	73,027,269
Net Change in Shareholders' Equity	—	23	100,000	89,371,497	89,371,520
Balance at June 30, 2022	40	$1,065	157,500,000	$4,191,252,948	$4,191,254,013

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2021	40	$662	114,500,000	$1,895,845,635	$1,895,846,297
Purchases of Shares			34,600,000	634,216,969	634,216,969
Redemption of Shares			(17,900,000)	(332,102,105)	(332,102,105)
Net Increase (Decrease) due to Share Transactions			16,700,000	302,114,864	302,114,864
Net Income (Loss)
Net Investment Income (Loss)		(2)		(4,841,770)	(4,841,772)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		73		209,624,980	209,625,053
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		36		120,753,767	120,753,803
Net Income (Loss)		107		325,536,977	325,537,084
Net Change in Shareholders' Equity	—	107	16,700,000	627,651,841	627,651,948
Balance at June 30, 2021	40	$769	131,200,000	$2,523,497,476	$2,523,498,245

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$829	126,900,000	$2,629,544,286	$2,629,545,115
Purchases of Shares			71,600,000	1,803,880,778	1,803,880,778
Redemption of Shares			(41,000,000)	(1,079,370,826)	(1,079,370,826)
Net Increase (Decrease) due to Share Transactions			30,600,000	724,509,952	724,509,952
Net Income (Loss)
Net Investment Income (Loss)		(2)		(7,624,701)	(7,624,703)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		282		1,001,799,469	1,001,799,751
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(44)		(156,976,058)	(156,976,102)
Net Income (Loss)		236		837,198,710	837,198,946
Net Change in Shareholders' Equity	—	236	30,600,000	1,561,708,662	1,561,708,898
Balance at June 30, 2022	40	$1,065	157,500,000	$4,191,252,948	$4,191,254,013

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$586	91,500,000	$1,341,324,051	$1,341,324,637
Purchases of Shares			65,800,000	1,144,882,483	1,144,882,483
Redemption of Shares			(26,100,000)	(463,375,985)	(463,375,985)
Net Increase (Decrease) due to Share Transactions			39,700,000	681,506,498	681,506,498
Net Income (Loss)
Net Investment Income (Loss)		(3)		(8,011,699)	(8,011,702)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		102		277,831,850	277,831,952
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		84		230,846,776	230,846,860
Net Income (Loss)		183		500,666,927	500,667,110
Net Change in Shareholders' Equity	—	183	39,700,000	1,182,173,425	1,182,173,608
Balance at June 30, 2021	40	$769	131,200,000	$2,523,497,476	$2,523,498,245

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$837,198,946	$500,667,110
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(2,147,589,117)	(823,822,998)
Proceeds from securities sold and matured	1,012,029,600	239,999,998
Cost of affiliated investments purchased	(4,866,627,842)	(2,059,503,193)
Proceeds from affiliated investments sold	4,203,781,822	1,463,223,913
Net accretion of discount on United States Treasury Obligations	(3,333,194)	(236,251)

Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	1	2
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	122,861,780	12,530,522
Change in operating assets and liabilities:
Dividends from affiliates	(2,346,921)	(17,527)
Variation margin - Commodity Futures Contracts	105,484,139	(23,749,830)
LME Commodity Futures Contracts	4,774,884	893,612
Management fees	1,266,354	967,315
Brokerage commissions and fees	6,256	(651)
Net cash provided by (used in) operating activities	(732,493,292)	(689,047,978)
Cash flows from financing activities:
Proceeds from purchases of Shares	1,803,880,778	1,144,882,483
Redemption of Shares	(1,071,387,486)	(463,375,985)
Net cash provided by (used in) financing activities	732,493,292	681,506,498
Net change in cash	—	(7,541,480)
Cash at beginning of period	—	7,541,480
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$45,989	$10,975

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2022

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and six months ended June 30, 2022 and 2021.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2022 and 2021, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2021, respectively.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2022, the Fund had a receivable from the Commodity Broker of $4,272,455, related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2021, the Fund had a receivable from the Commodity Broker of $9,047,339, related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $719,070 and $792,269 for the three and six months ended June 30, 2022, respectively. The Managing Owner waived fees of $53,840 and $262,397 for the three and six months ended June 30, 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,757,250,292	$—	$1,757,250,292
Exchange-Traded Fund	192,815,040	—	—	192,815,040
Money Market Mutual Fund	2,474,202,095	—	—	2,474,202,095
Total Investments in Securities	2,667,017,135	1,757,250,292	—	4,424,267,427
Other Investments—Assets(a)
Commodity Futures Contracts	240,449,567	—	—	240,449,567
Other Investments—Liabilities(a)
Commodity Futures Contracts	(230,351,719)	—	—	(230,351,719)
Total Other Investments	10,097,848	—	—	10,097,848
Total Investments	$2,677,114,983	$1,757,250,292	$—	$4,434,365,275

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$622,017,111	$—	$622,017,111
Exchange-Traded Fund	192,860,687	—	—	192,860,687
Money Market Mutual Fund	1,811,356,075	—	—	1,811,356,075
Total Investments in Securities	2,004,216,762	622,017,111	—	2,626,233,873
Other Investments—Assets(a)
Commodity Futures Contracts	166,506,279	—	—	166,506,279
Other Investments—Liabilities(a)
Commodity Futures Contracts	(3,137,505)	—	—	(3,137,505)
Total Other Investments	163,368,774	—	—	163,368,774
Total Investments	$2,167,585,536	$622,017,111	$—	$2,789,602,647

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$240,449,567	$(230,351,719)	$166,506,279	$(3,137,505)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2022 and December 31, 2021 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$880,614,273	$209,625,055
	Net Change in Unrealized Gain (Loss)	(802,970,450)	120,921,792
Total		$77,643,823	$330,546,847

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$1,001,799,752	$277,831,954
	Net Change in Unrealized Gain (Loss)	(153,270,926)	230,890,131
Total		$848,528,826	$508,722,085

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average Notional Value	$4,357,986,072	$2,280,885,907	$3,807,170,505	$1,963,291,303

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$192,723,745	$—	$—	$91,295	$—	$192,815,040	$130,497
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	3,109,688,290	2,170,355,736	(2,805,841,931)	—	—	2,474,202,095	5,007,250
Total	$3,302,412,035	$2,170,355,736	$(2,805,841,931)	$91,295	$—	$2,667,017,135	$5,137,747

Value 12/31/2021		Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$192,860,687	$—	$—	$(45,647)	$—	$192,815,040	$142,110
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,811,356,075	4,866,627,842	(4,203,781,822)	—	—	2,474,202,095	5,468,164
Total	$2,004,216,762	$4,866,627,842	$(4,203,781,822)	$(45,647)	$—	$2,667,017,135	$5,610,274

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$180,974,994	$—	$—	$(25,686)	$—	$180,949,308	$2,380
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	797,334,599	1,093,405,462	(584,305,334)	—	—	1,306,434,727	79,036
Total	$978,309,593	$1,093,405,462	$(584,305,334)	$(25,686)	$—	$1,487,384,035	$81,416

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$180,949,308	$—	$—	$—	$—	$180,949,308	$29,299
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	710,155,447	2,059,503,193	(1,463,223,913)	—	—	1,306,434,727	141,694
Total	$891,104,755	$2,059,503,193	$(1,463,223,913)	$—	$—	$1,487,384,035	$170,993

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$26.06	$16.56	$20.72	$14.66
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.56	2.71	5.94	4.64
Net investment income (loss) (b)	(0.01)	(0.04)	(0.05)	(0.07)
Net income (loss)	0.55	2.67	5.89	4.57
Net asset value per Share, end of period	$26.61	$19.23	$26.61	$19.23
Market value per Share, beginning of period (c)	$26.08	$16.61	$20.78	$14.70
Market value per Share, end of period (c)	$26.64	$19.25	$26.64	$19.25

Ratio to average Net Assets (d)
Net investment income (loss)	(0.11)%	(0.83)%	(0.38)%	(0.81)%
Expenses, after waivers	0.81%	0.87%	0.83%	0.85%
Expenses, prior to waivers	0.88%	0.87%	0.87%	0.87%
Total Return, at net asset value (e)	2.11%	16.12%	28.43%	31.17%
Total Return, at market value (e)	2.15%	15.89%	28.20%	30.95%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements.

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of June 30, 2022:

Index Commodity	Fund Weight (%)
Aluminum	3.15%
Brent Crude Oil	13.38
Copper Grade A	2.85
Corn	5.15
Gold	6.23
Light Sweet Crude Oil (WTI)	12.04
Natural Gas	6.72
RBOB Gasoline	13.32
Silver	1.30
Soybeans	5.43
Sugar	4.35
Ultra-Low Sulphur Diesel	17.69
Wheat	5.11
Zinc	3.28
Closing Level as of June 30, 2022:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(732.5) million and $(689.0) million for the six months ended June 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2022, $2,147.6 million was paid to purchase United States Treasury Obligations and $1,012.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2021, $823.8 million was paid to purchase United States Treasury Obligations and $240.0 million was received from sales and maturing United States Treasury Obligations. $4,203.8 million was received from sales of affiliated investments and $4,866.6 million was paid to purchase affiliated investments during the six months ended June 30, 2022. $1,463.2 million was received from sales of affiliated investments and $2,059.5 million was paid to purchase affiliated investments during the six months ended June 30, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $732.5 million and $681.5 million during the six months ended June 30, 2022 and 2021, respectively. This included $1,803.9 million and $1,144.9 million from Shares purchased by Authorized Participants and $1,071.4 million and $463.4 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

DBC - For the Three Months Ended June 30, 2022
20.00%
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Percentage Change
3/31/2022
6/30/2022
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Six Months Ended June 30, 2022
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Percentage Change
12/31/2021
6/30/2022
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

Performance Summary

This Report covers the three and six months ended June 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2022	2021	2022	2021
DB Aluminum Indices	(28.65)%	11.20%	(11.25)%	23.19%
DB Brent Crude Oil Indices	6.78	19.90	44.75	41.83
DB Copper Grade A Indices	(20.26)	7.58	(14.65)	21.72
DB Corn Indices	(9.45)	20.83	12.10	34.24
DB Gold Indices	(7.64)	3.21	(1.65)	(7.14)
DB Light Crude Oil Indices	5.98	23.07	35.67	53.00
DB Natural Gas Indices	8.76	14.29	74.21	16.67
DB RBOB Gasoline Indices	9.53	19.51	38.31	50.46
DB Silver Indices	(19.44)	6.64	(13.40)	(1.16)
DB Soybeans Indices	2.91	11.37	15.26	25.86
DB Sugar Indices	(4.09)	21.05	1.11	27.44
DB Ultra-Low Sulphur Diesel Indices	31.23	18.31	86.21	40.74
DB Wheat Indices	(6.86)	9.17	20.32	7.01
DB Zinc Indices	(23.23)	5.23	(7.65)	7.40
AGGREGATE RETURNS	2.47%	16.41%	29.23%	31.75%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Fund Share Price Performance

For the three months ended June 30, 2022, the NYSE Arca market value of each Share increased from $26.08 per Share to $26.64 per Share. The Share price low and high for the three months ended June 30, 2022 and related change from the Share price on March 31, 2022 was as follows: Shares traded at a low of $26.23 per Share (+0.58%) on April 1, 2022, and a high of $30.54 per Share (+17.10%) on June 9, 2022. The total return for the Fund on a market value basis was 2.15%.

Despite the Fund still posting a small gain for the quarter, commodities suffered heavily in Q2 as China’s COVID lockdowns and growing recession fears took the driver’s seat. While energy commodities still managed to keep some of their gains from earlier positive performance following Russia’s invasion of Ukraine and the European Union’s official ban of Russian oil and refined products, industrial metals sold off heavily given China accounts for nearly half of global metals demand. Agricultural commodities also sold off as weather concerns eased and optimism around the return of Ukrainian supplies grew.

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

Commodities were higher in the second quarter of 2021 led by energy and agricultural commodities. As vaccine optimism grew and lockdown restrictions eased globally, swift demand recovery driven by COVID fatigue led to rapidly tightening energy balances. In agricultural commodities, increased weather uncertainty in key producing and exporting regions, coupled with strengthening demand helped grains and some soft commodities power to multi-year highs.

Fund Share Net Asset Performance

For the three months ended June 30, 2022, the NAV of each Share increased from $26.06 per Share to $26.61 per Share. Rising commodity futures contracts prices for Brent Crude Oil, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline, Soybeans and Ultra-Low Sulphur Diesel were partially offset by falling commodity prices for Aluminum, Copper Grade A, Corn, Gold, Silver, Sugar, Wheat and Zinc during the three months ended June 30, 2022, contributing to an overall 2.20% increase in the level of the Index and to a 2.47% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 2.11%.

Net income (loss) for the three months ended June 30, 2022 was $73.0 million, primarily resulting from $8.1 million of income, net realized gain (loss) of $880.6 million, net change in unrealized gain (loss) of $(806.4) million and net operating expenses of $9.3 million.

For the three months ended June 30, 2021, the NAV of each Share increased from $16.56 per Share to $19.23 per Share. Rising commodity futures contracts prices for Light Sweet Crude Oil, Ultra-Low Sulphur Diesel, Aluminum, Gold, Corn, Wheat, RBOB Gasoline, Natural Gas, Silver, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil during the three months ended June 30, 2021, contributed to an overall 16.41% increase in the level of the Index and to a 16.41% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 16.12%.

Net income (loss) for the three months ended June 30, 2021 was $325.5 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $209.6 million, net change in unrealized gain (loss) of $120.8 million and net operating expenses of

$5.0 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

Fund Share Price Performance

For the six months ended June 30, 2022, the NYSE Arca market value of each Share increased from $20.78 per Share to $26.64 per Share. The Share price low and high for the six months ended June 30, 2022 and related change from the Share price on

December 31, 2021 was as follows: Shares traded at a low of $20.89 per Share (+0.53%) on January 3, 2022, and a high of $30.54 per

Share (+46.98%) on June 9, 2022. The total return for the Fund on a market value basis was 28.20%.

Commodities posted strong performance in the first half of the year, with the Fund locking in a year-to-date gain of over 25% despite the significant sell off in the second quarter. While most of the gains in agricultural and industrial metal commodities were wiped out, energy commodities were able to keep most of their positive performance amid the deepening energy crisis in Europe, following its ban on Russian oil and refined products, and a growing refined product crisis as reduced refining capacity in response to the pandemic sent inventory levels of gasoline and Ultra-Low Sulfur Diesel to critically low levels.

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

The Fund posted a strong year-to-date return of over 30% led by energy commodities and then agricultural commodities. The faster than expected recovery in energy demand following the gradual easing of lockdowns and growing vaccine optimism, amid supply deficits, rapidly tightened energy balances. Agricultural commodities gained as adverse weather in South America and other key producing/exporting countries clouded the supply outlook.

Fund Share Net Asset Performance

For the six months ended June 30, 2022, the NAV of each Share increased from $20.72 per Share to $26.61 per Share. Rising commodity futures contracts prices for Brent Crude Oil, Corn, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline, Soybeans, Sugar, Ultra-Low Sulphur Diesel and Wheat were partially offset by falling commodity futures contracts prices for Aluminum, Copper Grade A, Gold, Silver and Zinc during the six months ended June 30, 2022, contributing to an overall 28.79% increase in the level of the Index and to a 29.23% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 28.43%.

Net income (loss) for the six months ended June 30, 2022 was $837.2 million, primarily resulting from $9.0 million of income, net realized gain (loss) of $1,001.8 million, net change in unrealized gain (loss) of $(157.0) million and net operating expenses of $16.6 million.

For the six months ended June 30, 2021, the NAV of each Share increased from $14.66 per Share to $19.23 per Share. Rising commodity futures contracts prices for Light Sweet Crude Oil, Ultra-Low Sulphur Diesel, Aluminum, Corn, Wheat, RBOB Gasoline, Natural Gas, Zinc, Copper Grade A, Soybeans, Sugar and Brent Crude Oil were partially offset by falling commodity futures contracts prices for Gold and Silver during the six months ended June 30, 2021, contributing to an overall 31.73% increase in the level of the Index and to a 31.75% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 31.17%.

Net income (loss) for the six months ended June 30, 2021 was $500.7 million, primarily resulting from $0.4 million of income, net realized gain (loss) of $277.8 million, net change in unrealized gain (loss) of $230.8 million and net operating expenses of

$8.4 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2022.

				For the Six Months Ended
				June 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$4,191,254,013	1.30%	$126,770,823	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,629,545,115	1.01%	$61,875,931	13

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

The following were the primary trading risk exposures of the Fund as of June 30, 2022 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2022 to April 30, 2022	6,100,000	$27.37
May 1, 2022 to May 31, 2022	4,400,000	$27.44
June 1, 2022 to June 30, 2022	14,000,000	$28.27
Total	24,500,000	$27.90
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – June 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - June 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2021 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2022 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2021 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – June 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 4, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 4, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools