Form 10-Q
period 2022-09-30
Invesco DB Commodity Index Tracking Fund
filed 2022-11-04
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of outstanding Shares as of September 30, 2022: 126,400,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $1,576,596,129 and $622,009,958, respectively)	$1,574,205,660	$622,017,111
Affiliated investments, at value (cost $1,591,499,681 and $2,003,793,764, respectively)	1,591,457,534	2,004,216,762
Other investments:
LME Commodity Futures Contracts receivable	—	9,047,339
Unrealized appreciation on LME Commodity Futures Contracts	—	29,778,683
Receivable for:
Dividends from affiliates	3,258,843	37,411
Total assets	$3,168,922,037	$2,665,097,306
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$31,775,085	$33,686,495
LME Commodity Futures Contracts payable	32,497,706	—
Unrealized depreciation on LME Commodity Futures Contracts	77,700,692	—
Payable for:
Management fees	2,214,475	1,862,185
Brokerage commissions and fees	1,391	3,511
Total liabilities	144,189,349	35,552,191
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	957	829
Shareholders' equity—Shares	3,024,731,731	2,629,544,286
Total shareholders' equity	3,024,732,688	2,629,545,115
Total liabilities and equity	$3,168,922,037	$2,665,097,306
General Shares outstanding	40	40
Shares outstanding	126,400,000	126,900,000

Net asset value per share	$23.93	$20.72

Market value per share	$23.91	$20.78

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

September 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 2.470% due October 20, 2022(b)	9.90%	$299,646,186	$300,000,000
U.S. Treasury Bills, 2.520% due October 27, 2022(b)	6.60	199,658,000	200,000,000
U.S. Treasury Bills, 2.610% due November 17, 2022(b)	4.28	129,542,075	130,000,000
U.S. Treasury Bills, 2.880% due December 1, 2022(b)	24.68	746,450,783	750,000,000
U.S. Treasury Bills, 2.965% due December 8, 2022(b)	6.58	198,908,616	200,000,000
Total United States Treasury Obligations (cost $1,576,596,129)	52.04%	$1,574,205,660
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $213,531,489) (c)	7.06%	$213,489,342	2,025,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 2.88% (cost $1,377,968,192) (c)(d)	45.56	1,377,968,192	1,377,968,192
Total Affiliated Investments (cost $1,591,499,681)	52.62%	$1,591,457,534
Total Investments in Securities (cost $3,168,095,810)	104.66%	$3,165,663,194

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $737,206,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2022.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	5,664	September - 2023	$178,203,600	$11,289,174	$11,289,174
CBOT Soybean	2,511	November - 2022	171,344,363	2,317,923	2,317,923
CBOT Wheat	3,827	July - 2023	174,559,038	(31,581,570)	(31,581,570)
COMEX Gold	1,150	December - 2022	192,280,000	(13,862,118)	(13,862,118)
COMEX Silver	426	January - 2023	40,653,180	(2,518,192)	(2,518,192)
ICE-UK Brent Crude	4,541	December - 2022	372,316,590	(27,395,578)	(27,395,578)
LME Aluminum	1,730	May - 2023	95,247,313	(44,223,279)	(44,223,279)
LME Copper	467	May - 2023	87,544,987	(29,670,264)	(29,670,264)
LME Zinc	1,487	August - 2023	104,387,400	(3,807,149)	(3,807,149)
NYB-ICE Sugar	7,467	June - 2023	138,324,682	(4,883,054)	(4,883,054)
NYMEX Natural Gas	5,323	April - 2023	254,652,320	13,862,484	13,862,484
NYMEX NY Harbor ULSD	4,247	March - 2023	511,398,258	(53,676,759)	(53,676,759)
NYMEX RBOB Gasoline	3,826	November - 2022	366,200,999	(12,682,284)	(12,682,284)
NYMEX WTI Crude	4,331	December - 2022	336,735,250	(6,132,375)	(6,132,375)
Total Commodity Futures Contracts				$(202,963,041)	$(202,963,041)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income
Interest Income	$6,404,073	$117,876	$9,747,849	$354,127
Dividends from Affiliates	10,146,290	79,176	15,756,564	250,169
Total Income	16,550,363	197,052	25,504,413	604,296
Expenses
Management Fees	7,679,105	5,249,498	24,636,941	13,707,909
Brokerage Commissions and Fees	233,974	96,418	601,171	308,375
Interest Expense	123,921	10,575	169,910	21,550
Total Expenses	8,037,000	5,356,491	25,408,022	14,037,834
Less: Waivers	(485,946)	(37,645)	(1,278,215)	(300,042)
Net Expenses	7,551,054	5,318,846	24,129,807	13,737,792
Net Investment Income (Loss)	8,999,309	(5,121,794)	1,374,606	(13,133,496)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(2)	—	(3)	(2)
Commodity Futures Contracts	(184,796,978)	122,752,700	817,002,774	400,584,654
Net Realized Gain (Loss)	(184,796,980)	122,752,700	817,002,771	400,584,652
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	1,261,907	22,522	(2,397,622)	(20,749)
Affiliated Investments	(419,498)	(19,280)	(465,145)	(19,280)
Commodity Futures Contracts	(213,060,889)	(2,944,603)	(366,331,815)	227,945,528
Net Change in Unrealized Gain (Loss)	(212,218,480)	(2,941,361)	(369,194,582)	227,905,499
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(397,015,460)	119,811,339	447,808,189	628,490,151
Net Income (Loss)	$(388,016,151)	$114,689,545	$449,182,795	$615,356,655

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2022	40	$1,065	157,500,000	$4,191,252,948	$4,191,254,013
Purchases of Shares			15,300,000	392,966,934	392,966,934
Redemption of Shares			(46,400,000)	(1,171,472,108)	(1,171,472,108)
Net Increase (Decrease) due to Share Transactions			(31,100,000)	(778,505,174)	(778,505,174)
Net Income (Loss)
Net Investment Income (Loss)		2		8,999,307	8,999,309
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(49)		(184,796,931)	(184,796,980)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(61)		(212,218,419)	(212,218,480)
Net Income (Loss)		(108)		(388,016,043)	(388,016,151)
Net Change in Shareholders' Equity	—	(108)	(31,100,000)	(1,166,521,217)	(1,166,521,325)
Balance at September 30, 2022	40	$957	126,400,000	$3,024,731,731	$3,024,732,688

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

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$829	126,900,000	$2,629,544,286	$2,629,545,115
Purchases of Shares			86,900,000	2,196,847,712	2,196,847,712
Redemption of Shares			(87,400,000)	(2,250,842,934)	(2,250,842,934)
Net Increase (Decrease) due to Share Transactions			(500,000)	(53,995,222)	(53,995,222)
Net Income (Loss)
Net Investment Income (Loss)		—		1,374,606	1,374,606
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		233		817,002,538	817,002,771
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(105)		(369,194,477)	(369,194,582)
Net Income (Loss)		128		449,182,667	449,182,795
Net Change in Shareholders' Equity	—	128	(500,000)	395,187,445	395,187,573
Balance at September 30, 2022	40	$957	126,400,000	$3,024,731,731	$3,024,732,688

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$449,182,795	$615,356,655
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(2,246,952,119)	(1,445,740,189)
Proceeds from securities sold and matured	1,302,029,600	803,999,998
Cost of affiliated investments purchased	(6,141,277,112)	(2,905,207,909)
Proceeds from affiliated investments sold	6,553,571,195	2,397,136,105
Net accretion of discount on United States Treasury Obligations	(9,663,655)	(354,127)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	3	2
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	110,342,142	15,919,712
Change in operating assets and liabilities:
Dividends from affiliates	(3,221,432)	(13,531)
Variation margin - Commodity Futures Contracts	(1,911,410)	(13,347,051)
LME Commodity Futures Contracts	41,545,045	5,591,579
Management fees	352,290	858,644
Brokerage commissions and fees	(2,120)	(2,443)
Net cash provided by (used in) operating activities	53,995,222	(525,802,555)
Cash flows from financing activities:
Proceeds from purchases of Shares	2,196,847,712	1,293,138,837
Redemption of Shares	(2,250,842,934)	(774,877,762)
Net cash provided by (used in) financing activities	(53,995,222)	518,261,075
Net change in cash	—	(7,541,480)
Cash at beginning of period	—	7,541,480
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$169,910	$21,550

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2022

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and nine months ended September 30, 2022 and 2021.

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

G.  Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2022 and 2021, the Fund did not incur such expenses.

H.  Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2021, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2019.

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

K.  Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2022, the Fund had a payable to the Commodity Broker of $32,497,706, related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2021, the Fund had a receivable from the Commodity Broker of $9,047,339, related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $485,946 and $1,278,215 for the three and nine months ended September 30, 2022, respectively. The Managing Owner waived fees of $37,645 and $300,042 for the three and nine months ended September 30, 2021, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,574,205,660	$—	$1,574,205,660
Exchange-Traded Fund	213,489,342	—	—	213,489,342
Money Market Mutual Fund	1,377,968,192	—	—	1,377,968,192
Total Investments in Securities	1,591,457,534	1,574,205,660	—	3,165,663,194
Other Investments—Assets(a)
Commodity Futures Contracts	27,469,581	—	—	27,469,581
Other Investments—Liabilities(a)
Commodity Futures Contracts	(230,432,622)	—	—	(230,432,622)
Total Other Investments	(202,963,041)	—	—	(202,963,041)
Total Investments	$1,388,494,493	$1,574,205,660	$—	$2,962,700,153

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$622,017,111	$—	$622,017,111
Exchange-Traded Fund	192,860,687	—	—	192,860,687
Money Market Mutual Fund	1,811,356,075	—	—	1,811,356,075
Total Investments in Securities	2,004,216,762	622,017,111	—	2,626,233,873
Other Investments—Assets(a)
Commodity Futures Contracts	166,506,279	—	—	166,506,279
Other Investments—Liabilities(a)
Commodity Futures Contracts	(3,137,505)	—	—	(3,137,505)
Total Other Investments	163,368,774	—	—	163,368,774
Total Investments	$2,167,585,536	$622,017,111	$—	$2,789,602,647

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$27,469,581	$(230,432,622)	$166,506,279	$(3,137,505)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2022 and December 31, 2021 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(184,796,978)	$122,752,700
	Net Change in Unrealized Gain (Loss)	(213,060,889)	(2,944,603)
Total		$(397,857,867)	$119,808,097

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$817,002,774	$400,584,654
	Net Change in Unrealized Gain (Loss)	(366,331,815)	227,945,528
Total		$450,670,959	$628,530,182

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average Notional Value	$3,645,601,807	$2,497,081,075	$3,777,811,939	$2,120,736,370

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

The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2022.

	Value 06/30/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$192,815,040	$21,093,800	$—	$(419,498)	$—	$213,489,342	$949,873
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	2,474,202,095	1,253,555,470	(2,349,789,373)	—	—	1,377,968,192	9,196,417
Total	$2,667,017,135	$1,274,649,270	$(2,349,789,373)	$(419,498)	$—	$1,591,457,534	$10,146,290

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$192,860,687	$21,093,800	$—	$(465,145)	$—	$213,489,342	$1,091,983
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,811,356,075	6,120,183,312	(6,553,571,195)	—	—	1,377,968,192	14,664,581
Total	$2,004,216,762	$6,141,277,112	$(6,553,571,195)	$(465,145)	$—	$1,591,457,534	$15,756,564

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$26.61	$19.23	$20.72	$14.66
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(2.74)	0.98	3.20	5.62
Net investment income (loss) (b)	0.06	(0.04)	0.01	(0.11)
Net income (loss)	(2.68)	0.94	3.21	5.51
Net asset value per Share, end of period	$23.93	$20.17	$23.93	$20.17
Market value per Share, beginning of period (c)	$26.64	$19.25	$20.78	$14.70
Market value per Share, end of period (c)	$23.91	$20.20	$23.91	$20.20

Ratio to average Net Assets (d)
Net investment income (loss)	1.00%	(0.83)%	0.05%	(0.81)%
Expenses, after waivers	0.84%	0.86%	0.83%	0.85%
Expenses, prior to waivers	0.89%	0.87%	0.88%	0.87%
Total Return, at net asset value (e)	(10.07)%	4.89%	15.49%	37.59%
Total Return, at market value (e)	(10.25)%	4.93%	15.06%	37.41%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, as well as the following:

•	Risks and uncertainty related to the ongoing COVID-19 pandemic and any other adverse public health developments;
•	Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
•	Risks related to market volatility and fluctuations in the price of assets held by the Fund, including the imposition of trading limitations or trading halts, and the potential loss of investment;
•	Risks that the market price of Shares will not correspond to NAV;
•	Risks related to market competition;
•	Risks related to the market conditions unique to futures contracts; and
•	Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits.

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of September 30, 2022:

Index Commodity	Fund Weight (%)
Aluminum	3.15%
Brent Crude Oil	12.31
Copper Grade A	2.89
Corn	5.89
Gold	6.36
Light Sweet Crude Oil (WTI)	11.14
Natural Gas	8.42
RBOB Gasoline	12.11
Silver	1.35
Soybeans	5.67
Sugar	4.57
Ultra-Low Sulphur Diesel	16.92
Wheat	5.77
Zinc	3.45
Closing Level as of September 30, 2022:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $54.0 million and $(525.8) million for the nine months ended September 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2022, $2,247.0 million was paid to purchase United States Treasury Obligations and $1,302.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2021, $1,445.7 million was paid to purchase United States Treasury Obligations and $804.0 million was received from sales and maturing United States Treasury Obligations. $6,553.6 million was received from sales of affiliated investments and $6,141.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2022. $2,397.1 million was received from sales of affiliated investments and $2,905.2 million was paid to purchase affiliated investments during the nine months ended September 30, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(54.0) million and $518.3 million during the nine months ended September 30, 2022 and 2021, respectively. This included $2,196.8 million and $1,293.1 million from Shares purchased by Authorized Participants and $2,250.8 million and $774.9 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

DBC - For the Three Months Ended September 30, 2022
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Percentage Change
6/30/2022
9/30/2022
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

DBC - For the Nine Months Ended September 30, 2022
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Percentage Change
12/31/2021
9/30/2022
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

Performance Summary

This Report covers the three and nine months ended September 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2022	2021	2022	2021
DB Aluminum Indices	(9.87)%	13.32%	(20.02)%	39.59%
DB Brent Crude Oil Indices	(16.90)	8.04	20.28	53.24
DB Copper Grade A Indices	(8.49)	(4.57)	(21.90)	16.16
DB Corn Indices	3.24	(7.84)	15.74	23.71
DB Gold Indices	(7.91)	(1.07)	(9.43)	(8.13)
DB Light Crude Oil Indices	(16.44)	6.87	13.37	63.50
DB Natural Gas Indices	13.11	31.11	97.04	52.97
DB RBOB Gasoline Indices	(17.93)	6.47	13.51	60.20
DB Silver Indices	(6.73)	(15.95)	(19.22)	(16.93)
DB Soybeans Indices	(5.77)	(10.21)	8.61	13.01
DB Sugar Indices	(5.09)	8.63	(4.04)	38.44
DB Ultra-Low Sulphur Diesel Indices	(13.75)	7.68	60.60	51.54
DB Wheat Indices	1.85	4.99	18.62	12.35
DB Zinc Indices	(4.90)	(0.47)	(12.17)	6.89
AGGREGATE RETURNS	(9.75)%	5.10%	16.63%	38.47%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Fund Share Price Performance

For the three months ended September 30, 2022, the NYSE Arca market value of each Share decreased from $26.64 per Share to $23.91 per Share. The Share price low and high for the three months ended September 30, 2022 and related change from the Share price on June 30, 2022 was as follows: Shares traded at a low of $23.50 per Share (-11.79%) on September 26, 2022, and a high of $27.01 per Share (+1.39%) on August 29, 2022. The total return for the Fund on a market value basis was -10.25%.

The Fund posted a significant loss in the third quarter of 2022, continuing the selloff from the end of Q2, as recession fears dominated investor’s focus, denting market sentiment. Growing expectations for aggressive Federal Reserve rate hike plans overpowered strong fundamentals and geopolitical turbulence for energy commodities, the quarter’s largest detractors. The exception was natural gas which soared in July and August leading up to Russia’s indefinite halt of supplies to Europe, but prices also retraced in September as the summer’s heatwaves ended and Europe filled up its storage, easing supply pressures. In addition to recession fears and the resulting U.S. dollar strength, the initial success of the Black Sea Grains Initiative served as a headwind for agricultural commodities and lockdowns in China continued to weigh on industrial metals.

For the three months ended September 30, 2021, the NYSE Arca market value of each Share increased from $19.25 per Share to $20.20 per Share. The Share price low and high for the three months ended September 30, 2021 and related change from the Share price on June 30, 2021 was as follows: Shares traded at a low of $17.91 per Share (-6.96%) on August 20, 2021, and a high of $20.20 per Share (+4.94%) on September 30, 2021. The total return for the Fund on a market value basis was 4.93%.

Commodities were slightly higher in the third quarter of 2021 with the largest contributors in energy, which continued its gains but not at the pace earlier in the year. Demand concerns arising from the rapid spread of the delta variant and the easing of OPEC supply cuts kept a lid on gains, while the Federal Reserve’s plans to pullback pandemic stimulus measures led to some risk aversion. The exception was natural gas which soared to over 7-year highs on a looming energy crisis in China and Europe. Gains in industrial metals were limited to energy-intensive aluminum as China’s Evergrande crisis dented demand outlooks for other metals – the country’s property sector is a significant contributor to industrial metals demand.  Finally, continued recovery in the US dollar and interest rates resulting from the Federal Reserve’s growing hawkish tilt also made precious metals less appealing to hold.

Fund Share Net Asset Performance

For the three months ended September 30, 2022, the NAV of each Share decreased from $26.61 per Share to $23.93 per Share. Falling commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Gold, Light Sweet Crude Oil, RBOB Gasoline, Soybeans, Silver, Sugar, Ultra-Low Sulphur Diesel and Zinc were partially offset by rising commodity prices for Corn, Natural Gas and Wheat during the three months ended September 30, 2022, contributing to an overall -10.35% decrease in the level of the Index and to a -9.75% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was -10.07%.

Net income (loss) for the three months ended September 30, 2022 was $(388.0) million, primarily resulting from $16.6 million of income, net realized gain (loss) of $(184.8) million, net change in unrealized gain (loss) of $(212.2) million and net operating expenses of $7.6 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Fund Share Price Performance

For the nine months ended September 30, 2022, the NYSE Arca market value of each Share increased from $20.78 per Share to $23.91 per Share. The Share price low and high for the nine months ended September 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $20.89 per Share (+0.53%) on January 3, 2022, and a high of $30.54 per Share (+46.98%) on June 9, 2022. The total return for the Fund on a market value basis was 15.06%.

Despite the significant sell off starting towards the end of Q2 and through Q3, the Fund maintained positive performance of over 15% year-to-date, down from over 28% at the end of Q2. While most, if not all, of the gains in agricultural commodities and metals were wiped out in Q3 as recession fears weighed heavily on investor sentiment and US dollar strength dented export demand, energy commodities were able to keep most of its gains from the first half of the year. The deepening energy crisis in Europe and escalating punitive actions against Russia, in addition to Russia’s retaliatory responses helped limit the downside from macro pressures in the third quarter.

For the nine months ended September 30, 2021, the NYSE Arca market value of each Share increased from $14.70 per Share to $20.20 per Share. The Share price low and high for the nine months ended September 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $14.63 per Share (‐0.48%) on January 4, 2021, and a high of $20.20 per Share (+37.43%) on September 30, 2021. The total return for the Fund on a market value basis was 37.41%.

The Fund continued to post a strong year-to-date (YTD) return of nearly 40% led by energy and then agricultural commodities. The faster than expected recovery in energy demand following the gradual easing of lockdowns and growing vaccine optimism, amid supply deficits, rapidly tightened energy balances, pushing up prices across the energy complex – all the Fund’s energy commodities rallied over 50% YTD. Agricultural commodities gained on adverse weather in South America and other key producing/exporting countries, coupled with growing Chinese feedstock demand as they worked to rebuild their hog herd following the massive outbreak of African swine fever. Finally, the post-pandemic recovery supported copper, which is often seen as the economic bellwether, and China’s energy shortage helped the energy-intensive aluminum rally.

Fund Share Net Asset Performance

For the nine months ended September 30, 2022, the NAV of each Share increased from $20.72 per Share to $23.93 per Share. Rising commodity futures contracts prices for Brent Crude Oil, Corn, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline, Soybeans, Ultra-Low Sulphur Diesel and Wheat were partially offset by falling commodity futures contracts prices for Aluminum, Copper Grade A, Gold, Silver, Sugar and Zinc during the nine months ended September 30, 2022, contributing to an overall 15.46% increase in the level of the Index and to a 16.63% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was 15.49%.

Net income (loss) for the nine months ended September 30, 2022 was $449.2 million, primarily resulting from $25.5 million of income, net realized gain (loss) of $817.0 million, net change in unrealized gain (loss) of $(369.2) million and net operating expenses of $24.1 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2022.

				For the Nine Months Ended
				September 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$3,024,732,688	1.40%	$98,620,243	14

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,629,545,115	1.01%	$61,875,931	13

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

The following were the primary trading risk exposures of the Fund as of September 30, 2022 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2022 to July 31, 2022	24,400,000	$25.40
August 1, 2022 to August 31, 2022	4,900,000	$26.02
September 1, 2022 to September 30, 2022	17,100,000	$24.80
Total	46,400,000	$25.25
Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – September 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - September 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2021 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2022 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2021 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – September 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 3, 2022		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 3, 2022		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools