Form 10-Q
period 2023-06-30
Invesco DB Commodity Index Tracking Fund
filed 2023-08-04
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of outstanding Shares as of June 30, 2023: 85,950,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $784,560,729 and $1,271,951,210, respectively)	$785,134,832	$1,272,386,571
Affiliated investments, at value (cost $1,181,341,549 and $1,425,450,159, respectively)	1,181,416,247	1,425,350,540
Other investments:
Variation margin receivable- Commodity Futures Contracts	15,407,746	28,469,299
LME Commodity Futures Contracts receivable	68,774	—
Unrealized appreciation on LME Commodity Futures Contracts	—	1,128,294
Receivable for:
Dividends from affiliates	4,127,249	4,606,680
Total assets	$1,986,154,848	$2,731,941,384
Liabilities
Other investments:
LME Commodity Futures Contracts payable	$—	$50,841,104
Unrealized depreciation on LME Commodity Futures Contracts	29,816,400	34,352,803
Payable for:
Fund shares reacquired	2,272,223	7,395,228
Management fees	1,285,818	1,898,404
Brokerage commissions and fees	4,767	2,954
Total liabilities	33,379,208	94,490,493
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	909	986
Shareholders' equity—Shares	1,952,774,731	2,637,449,905
Total shareholders' equity	1,952,775,640	2,637,450,891
Total liabilities and equity	$1,986,154,848	$2,731,941,384
General Shares outstanding	40	40
Shares outstanding	85,950,000	107,000,000
Net asset value per share	$22.72	$24.65
Market value per share	$22.72	$24.67

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

June 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bill, 5.220% due September 7, 2023	10.15%	$198,119,000	$200,000,000
U.S. Treasury Bill, 5.290% due November 30, 2023 (b)	30.06	587,015,832	600,000,000
Total United States Treasury Obligations (cost $784,560,729)	40.21%	$785,134,832
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $141,350,025) (c)	7.24%	$141,424,723	1,340,900
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.05% (cost $1,039,991,524) (c)(d)	53.26	1,039,991,524	1,039,991,524
Total Affiliated Investments (cost $1,181,341,549)	60.50%	$1,181,416,247
Total Investments in Securities (cost $1,965,902,278)	100.71%	$1,966,551,079

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $391,320,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	4,056	September - 2023	$99,067,800	$(21,799,172)	$(21,799,172)
CBOT Soybean	1,846	November - 2023	123,981,975	(1,074,583)	(1,074,583)
CBOT Wheat	2,702	July - 2024	94,266,025	1,753,859	1,753,859
COMEX Gold	1,007	December - 2023	198,177,600	15,114,810	15,114,810
COMEX Silver	94	January - 2024	11,024,790	(715,432)	(715,432)
COMEX Silver	310	December - 2023	36,172,350	(107,833)	(107,833)
ICE-UK Brent Crude	3,066	December - 2023	228,171,720	(8,145,649)	(8,145,649)
LME Aluminum	1,484	May - 2024	83,168,925	(7,894,977)	(7,894,977)
LME Copper	469	May - 2024	97,508,031	(5,555,990)	(5,555,990)
LME Zinc	1,326	August - 2023	79,203,638	(16,365,433)	(16,365,433)
NYB-ICE Sugar	7,169	June - 2024	169,417,808	(11,528,590)	(11,528,590)
NYMEX Natural Gas	1,814	April - 2024	57,449,380	1,196,659	1,196,659
NYMEX NY Harbor ULSD	2,152	May - 2024	211,281,638	5,378,303	5,378,303
NYMEX RBOB Gasoline	2,673	December - 2023	235,545,295	2,604,629	2,604,629
NYMEX WTI Crude	3,244	December - 2023	227,728,800	(7,924,182)	(7,924,182)
Total Commodity Futures Contracts				$(55,063,581)	$(55,063,581)

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income
Interest Income	$12,011,488	$2,948,937	$24,468,207	$3,343,776
Dividends from Affiliates	13,676,615	5,137,747	28,045,719	5,610,274
Total Income	25,688,103	8,086,684	52,513,926	8,954,050
Expenses
Management Fees	4,363,959	9,731,993	9,375,142	16,957,836
Brokerage Commissions and Fees	152,897	259,568	193,959	367,197
Interest Expense	129,406	34,897	297,991	45,989
Total Expenses	4,646,262	10,026,458	9,867,092	17,371,022
Less: Waivers	(274,924)	(719,070)	(561,256)	(792,269)
Net Expenses	4,371,338	9,307,388	9,305,836	16,578,753
Net Investment Income (Loss)	21,316,765	(1,220,704)	43,208,090	(7,624,703)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	8	(1)	4	(1)
Commodity Futures Contracts	(145,076,467)	880,614,273	(215,376,363)	1,001,799,752
Net Realized Gain (Loss)	(145,076,459)	880,614,272	(215,376,359)	1,001,799,751
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(90,232)	(3,487,144)	138,742	(3,659,529)
Affiliated Investments	(80,454)	91,295	174,317	(45,647)
Commodity Futures Contracts	28,939,549	(802,970,450)	(18,704,010)	(153,270,926)
Net Change in Unrealized Gain (Loss)	28,768,863	(806,366,299)	(18,390,951)	(156,976,102)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(116,307,596)	74,247,973	(233,767,310)	844,823,649
Net Income (Loss)	$(94,990,831)	$73,027,269	$(190,559,220)	$837,198,946

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2023	40	$950	91,200,000	$2,166,916,721	$2,166,917,671
Purchases of Shares			4,850,000	114,436,659	114,436,659
Redemption of Shares			(10,100,000)	(233,587,859)	(233,587,859)
Net Increase (Decrease) due to Share Transactions			(5,250,000)	(119,151,200)	(119,151,200)
Net Income (Loss)
Net Investment Income (Loss)		9		21,316,756	21,316,765
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(61)		(145,076,398)	(145,076,459)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		11		28,768,852	28,768,863
Net Income (Loss)		(41)		(94,990,790)	(94,990,831)
Net Change in Shareholders' Equity	—	(41)	(5,250,000)	(214,141,990)	(214,142,031)
Balance at June 30, 2023	40	$909	85,950,000	$1,952,774,731	$1,952,775,640

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

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$986	107,000,000	$2,637,449,905	$2,637,450,891
Purchases of Shares			7,450,000	176,116,800	176,116,800
Redemption of Shares			(28,500,000)	(670,232,831)	(670,232,831)
Net Increase (Decrease) due to Share Transactions			(21,050,000)	(494,116,031)	(494,116,031)
Net Income (Loss)
Net Investment Income (Loss)		17		43,208,073	43,208,090
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(87)		(215,376,272)	(215,376,359)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(7)		(18,390,944)	(18,390,951)
Net Income (Loss)		(77)		(190,559,143)	(190,559,220)
Net Change in Shareholders' Equity	—	(77)	(21,050,000)	(684,675,174)	(684,675,251)
Balance at June 30, 2023	40	$909	85,950,000	$1,952,774,731	$1,952,775,640

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$(190,559,220)	$837,198,946
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(1,848,362,585)	(2,147,589,117)
Proceeds from securities sold and matured	2,360,000,004	1,012,029,600
Cost of affiliated investments purchased	(2,300,076,293)	(4,866,627,842)
Proceeds from affiliated investments sold	2,544,184,903	4,203,781,822
Net accretion of discount on United States Treasury Obligations	(24,246,934)	(3,333,194)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(4)	1
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(3,721,168)	122,861,780
Change in operating assets and liabilities:
Dividends from affiliates	479,431	(2,346,921)
Variation margin - Commodity Futures Contracts	13,061,553	105,484,139
LME Commodity Futures Contracts	(50,909,878)	4,774,884
Management fees	(612,586)	1,266,354
Brokerage commissions and fees	1,813	6,256
Net cash provided by (used in) operating activities	499,239,036	(732,493,292)
Cash flows from financing activities:
Proceeds from purchases of Shares	176,116,800	1,803,880,778
Redemption of Shares	(675,355,836)	(1,071,387,486)
Net cash provided by (used in) financing activities	(499,239,036)	732,493,292
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$297,991	$45,989

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2023

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and six months ended June 30, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2022, respectively.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2023, the Fund had a receivable from the Commodity Broker of $68,774 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2022, the Fund had a payable to the Commodity Broker of $50,841,104 related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $274,924 and $561,256 for the three and six months ended June 30, 2023, respectively. The Managing Owner waived fees of $719,070 and $792,269 for the three and six months ended June 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$785,134,832	$—	$785,134,832
Exchange-Traded Fund	141,424,723	—	—	141,424,723
Money Market Mutual Fund	1,039,991,524	—	—	1,039,991,524
Total Investments in Securities	1,181,416,247	785,134,832	—	1,966,551,079
Other Investments—Assets(a)
Commodity Futures Contracts	26,048,260	—	—	26,048,260
Other Investments—Liabilities(a)
Commodity Futures Contracts	(81,111,841)	—	—	(81,111,841)
Total Other Investments	(55,063,581)	—	—	(55,063,581)
Total Investments	$1,126,352,666	$785,134,832	$—	$1,911,487,498

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,272,386,571	$—	$1,272,386,571
Exchange-Traded Fund	141,250,406	—	—	141,250,406
Money Market Mutual Fund	1,284,100,134	—	—	1,284,100,134
Total Investments in Securities	1,425,350,540	1,272,386,571	—	2,697,737,111
Other Investments—Assets(a)
Commodity Futures Contracts	83,629,274	—	—	83,629,274
Other Investments—Liabilities(a)
Commodity Futures Contracts	(119,988,845)	—	—	(119,988,845)
Total Other Investments	(36,359,571)	—	—	(36,359,571)
Total Investments	$1,388,990,969	$1,272,386,571	$—	$2,661,377,540

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$26,048,260	$(81,111,841)	$83,629,274	$(119,988,845)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2023 and December 31, 2022 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(145,076,467)	$880,614,273
	Net Change in Unrealized Gain (Loss)	28,939,549	(802,970,450)
Total		$(116,136,918)	$77,643,823

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(215,376,363)	$1,001,799,752
	Net Change in Unrealized Gain (Loss)	(18,704,010)	(153,270,926)
Total		$(234,080,373)	$848,528,826

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average Notional Value	$2,041,980,284	$4,357,986,072	$2,234,203,513	$3,807,170,505

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$141,505,177	$—	$—	$(80,454)	$—	$141,424,723	$1,550,938
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,002,772,527	1,119,210,361	(1,081,991,364)	—	—	1,039,991,524	12,125,677
Total	$1,144,277,704	$1,119,210,361	$(1,081,991,364)	$(80,454)	$—	$1,181,416,247	$13,676,615

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$141,250,406	$—	$—	$174,317	$—	$141,424,723	$2,909,431
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,284,100,134	2,300,076,293	(2,544,184,903)	—	—	1,039,991,524	25,136,288
Total	$1,425,350,540	$2,300,076,293	$(2,544,184,903)	$174,317	$—	$1,181,416,247	$28,045,719

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$192,723,745	$—	$—	$91,295	$—	$192,815,040	$130,497
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	3,109,688,290	2,170,355,736	(2,805,841,931)	—	—	2,474,202,095	5,007,250
Total	$3,302,412,035	$2,170,355,736	$(2,805,841,931)	$91,295	$—	$2,667,017,135	$5,137,747

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$192,860,687	$—	$—	$(45,647)	$—	$192,815,040	$142,110
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,811,356,075	4,866,627,842	(4,203,781,822)	—	—	2,474,202,095	5,468,164
Total	$2,004,216,762	$4,866,627,842	$(4,203,781,822)	$(45,647)	$—	$2,667,017,135	$5,610,274

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$23.76	$26.06	$24.65	$20.72
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(1.28)	0.56	(2.39)	5.94
Net investment income (loss) (b)	0.24	(0.01)	0.46	(0.05)
Net income (loss)	(1.04)	0.55	(1.93)	5.89
Net asset value per Share, end of period	$22.72	$26.61	$22.72	$26.61
Market value per Share, beginning of period (c)	$23.75	$26.08	$24.67	$20.78
Market value per Share, end of period (c)	$22.72	$26.64	$22.72	$26.64

Ratio to average Net Assets (d)
Net investment income (loss)	4.15%	(0.11)%	3.92%	0.38%
Expenses, after waivers	0.85%	0.81%	0.84%	0.83%
Expenses, prior to waivers	0.90%	0.88%	0.90%	0.87%
Total Return, at net asset value (e)	(4.38)%	2.11%	(7.83)%	28.43%
Total Return, at market value (e)	(4.34)%	2.15%	(7.90)%	28.20%

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
•
Risks and uncertainty related to public health emergencies and other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of June 30, 2023:

Index Commodity	Fund Weight (%)
Aluminum	4.27%
Brent Crude Oil	11.69
Copper Grade A	5.00
Corn	5.07
Gold	10.15
Light Sweet Crude Oil (WTI)	11.67
Natural Gas	2.94
RBOB Gasoline	12.06
Silver	2.41
Soybeans	6.34
Sugar	8.68
Ultra-Low Sulphur Diesel	10.83
Wheat	4.83
Zinc	4.06
Closing Level as of June 30, 2023:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $499.2 million and $(732.5) million for the six months ended June 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2023, $1,848.4 million was paid to purchase United States Treasury Obligations and $2,360.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2022, $2,147.6 million was paid to purchase United States Treasury Obligations and $1,012.0 million was received from sales and maturing United States Treasury Obligations. $2,544.2 million was received from sales of affiliated investments and $2,300.1 million was paid to purchase affiliated investments during the six months ended June 30, 2023. $4,203.8 million was received from sales of affiliated investments and $4,866.6 million was paid to purchase affiliated investments during the six months ended June 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(499.2) million and $732.5 million during the six months ended June 30, 2023 and 2022, respectively. This included $176.1 million and $1,803.9 million from Shares purchased by Authorized Participants and $675.4 million and $1,071.4 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

DBC - For the Three Months Ended June 30, 2023
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Percentage Change
3/31/2023
6/30/2023
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

DBC - For the Six Months Ended June 30, 2023
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Percentage Change
12/31/2022
6/30/2023
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

Performance Summary

This Report covers the three and six months ended June 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2023	2022	2023	2022
DB Aluminum Indices	(11.19)%	(28.65)%	(10.20)%	(11.25)%
DB Brent Crude Oil Indices	(2.29)	6.78	(5.52)	44.75
DB Copper Grade A Indices	(6.19)	(20.26)	1.94	(14.65)
DB Corn Indices	(14.28)	(9.45)	(20.15)	12.10
DB Gold Indices	(2.23)	(7.64)	5.81	(1.65)
DB Light Crude Oil Indices	(2.73)	5.98	(6.31)	35.67
DB Natural Gas Indices	(0.88)	8.76	(43.46)	74.21
DB RBOB Gasoline Indices	(2.15)	9.53	(4.54)	38.31
DB Silver Indices	(4.79)	(19.44)	(4.23)	(13.40)
DB Soybeans Indices	3.09	2.91	(2.83)	15.26
DB Sugar Indices	7.45	(4.09)	31.98	1.11
DB Ultra-Low Sulphur Diesel Indices	(7.42)	31.23	(18.39)	86.21
DB Wheat Indices	(8.56)	(6.86)	(18.83)	20.32
DB Zinc Indices	(17.00)	(23.23)	(16.55)	(7.65)
AGGREGATE RETURNS	(4.14)%	2.47%	(7.38)%	29.23%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the three months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $23.75 per Share to $22.72 per Share. The Share price low and high for the three months ended June 30, 2023 and related change from the Share price on March 31, 2023 was as follows: Shares traded at a low of $22.06 per Share (-7.12%) on May 31, 2023, and a high of $24.47 per Share (+3.03%) on April 14, 2023. The total return for the Fund on a market value basis was -4.34%.

Commodities ended the second quarter of 2023 lower with the energy and metals sector detracting the most from the Fund’s performance. From a single commodity standpoint, Ultra-Low Sulfur Diesel, Corn and Zinc were the largest underperformers. Following the slight positive performance in the first quarter of 2023, industrial metals plunged sharply in the second quarter with Aluminum, Copper and Zinc all moving lower. Zinc fared the worst among the three with front month prices dropping nearly 20% through the quarter as Chinese demand continued to disappoint and smelters were expected to restart amid the sharp plunge in energy prices. Like industrial metals, all energy commodities included in the Index also fell in the second quarter, the worst being Ultra-Low Sulfur Diesel, which saw its front month futures plunge another 8% through the quarter as Russian supplies continued to make it onto the market despite the European Union sanctions, and supplies remained abundant in the US following the physical hoarding leading up to the ban. For Corn, prices were heavily pressured by abundant supplies and lower Chinese demand as US grains remained largely uncompetitive in global markets amid strong harvests in Brazil.

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

Despite the Fund still posting a small gain for the quarter, commodities suffered heavily in the second quarter of 2022 as China’s COVID lockdowns and growing recession fears depressed commodity prices. While energy commodities still managed to keep some of their gains from earlier positive performance following Russia’s invasion of Ukraine and the European Union’s official ban of Russian oil and refined products, industrial metals sold off heavily given China accounts for nearly half of global metals demand. Agricultural commodities also sold off as weather concerns eased and optimism around the return of Ukrainian supplies grew.

Fund Share Net Asset Performance

For the three months ended June 30, 2023, the NAV of each Share decreased from $23.76 per Share to $22.72 per Share. Falling commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Corn, Gold, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline, Silver, Ultra-Low Sulphur Diesel, Wheat and Zinc were partially offset by rising commodity prices for Soybeans and Sugar during the three months ended June 30, 2023, contributing to an overall 5.36% decrease in the level of the Index and to a 4.14% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was -4.38%.

Net income (loss) for the three months ended June 30, 2023 was $(95.0) million, primarily resulting from $25.7 million of income, net realized gain (loss) of $(145.1) million, net change in unrealized gain (loss) of $28.8 million and net operating expenses of $4.4 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the six months ended June 30, 2023, the NYSE Arca market value of each Share decreased from $24.67 per Share to $22.72 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $22.06 per Share (-10.58%) on May 31, 2023, and a high of $25.16 per Share (+1.99%) on January 23, 2023. The total return for the Fund on a market value basis was -7.90%.

Commodities finished the first half of 2023 in steep negative territory. Energy commodities drove the bulk of the underperformance with most of the losses coming from Ultra-Low Sulfur Diesel and natural gas. In the first quarter of 2023, US natural gas prices declined steeply (front month US NG prices were down nearly 50% for the quarter), pressured by persistently warm temperatures in both the US and Europe. While prices did recover in the second quarter on hotter-than-expected weather forecasts, it was still down over 35% year-to-date. Diesel prices fell in the first quarter with Europe boosting imports of Russian supplies ahead of the February 5th ban and the weakness continued into the second quarter, weighed down by the resulting supply overhang, leaving front month prices down over 25% year-to-date. However, prices did recover significantly in June following the cooler-than-expected CPI print raising bets that the Federal Reserve is near the end of its aggressive rate hike cycle. Grains were also significant detractors, falling on ample global supplies and the continued renewal of the Black Sea Grain Initiative, making US crops uncompetitive on the global market.

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

Commodities posted strong performance in the first half of the year of 2022, with the Fund locking in a year-to-date gain of over 25% despite the significant sell off in the second quarter. While most of the gains in agricultural and industrial metal commodities were wiped out, energy commodities were able to keep most of their positive performance amid the deepening energy crisis in Europe, following its ban on Russian oil and refined products, and a growing refined product crisis as reduced refining capacity in response to the pandemic sent inventory levels of gasoline and Ultra-Low Sulfur Diesel to critically low levels.

Fund Share Net Asset Performance

For the six months ended June 30, 2023, the NAV of each Share decreased from $24.65 per Share to $22.72 per Share. Falling commodity futures contracts prices for Aluminum, Brent Crude Oil, Corn, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline, Silver, Soybeans, Ultra-Low Sulphur Diesel, Wheat and Zinc were partially offset by rising commodity futures contracts prices for Copper Grade A, Gold and Sugar during the six months ended June 30, 2023, contributing to an overall 9.62% decrease in the level of the Index and to a 7.38% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was -7.83%.

Net income (loss) for the six months ended June 30, 2023 was $(190.6) million, primarily resulting from $52.5 million of income, net realized gain (loss) of $(215.4) million, net change in unrealized gain (loss) of $(18.4) million and net operating expenses of $9.3 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2023.

				For the Six Months Ended
				June 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,952,775,640	1.12%	$50,858,515	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,637,450,891	1.39%	$85,363,687	15

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

The following were the primary trading risk exposures of the Fund as of June 30, 2023 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
(b)
Not applicable.
(c)
Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2023 to April 30, 2023	3,550,000	$23.68
May 1, 2023 to May 31, 2023	3,950,000	$22.69
June 1, 2023 to June 30, 2023	2,600,000	$23.04
Total	10,100,000	$23.13

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – June 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - June 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – June 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 3, 2023		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 3, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools