Form 10-Q
period 2023-09-30
Invesco DB Commodity Index Tracking Fund
filed 2023-11-08
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of outstanding Shares as of September 30, 2023: 87,300,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $791,286,377 and $1,271,951,210, respectively)	$791,473,702	$1,272,386,571
Affiliated investments, at value (cost $1,411,413,776 and $1,425,450,159, respectively)	1,411,553,851	1,425,350,540
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	28,469,299
Unrealized appreciation on LME Commodity Futures Contracts	5,437,320	1,128,294
Receivable for:
Dividends from affiliates	5,087,651	4,606,680
Total assets	$2,213,552,524	$2,731,941,384
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$26,509,257	$—
LME Commodity Futures Contracts payable	1,999,866	50,841,104
Unrealized depreciation on LME Commodity Futures Contracts	6,988,954	34,352,803
Payable for:
Fund shares reacquired	—	7,395,228
Management fees	1,408,347	1,898,404
Brokerage commissions and fees	5,023	2,954
Total liabilities	36,911,447	94,490,493
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	997	986
Shareholders' equity—Shares	2,176,640,080	2,637,449,905
Total shareholders' equity	2,176,641,077	2,637,450,891
Total liabilities and equity	$2,213,552,524	$2,731,941,384
General Shares outstanding	40	40
Shares outstanding	87,300,000	107,000,000
Net asset value per share	$24.93	$24.65
Market value per share	$24.96	$24.67

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

September 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bill, 5.340% due November 30, 2023 (b)	27.32%	$594,763,752	$600,000,000
U.S. Treasury Bill, 5.315% due December 7, 2023	4.55	99,026,500	100,000,000
U.S. Treasury Bill, 5.300% due March 7, 2024	4.49	97,683,450	100,000,000
Total United States Treasury Obligations (cost $791,286,377)	36.36%	$791,473,702
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $215,027,175) (c)	9.89%	$215,167,250	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.26% (cost $1,196,386,601) (c)(d)	54.96	1,196,386,601	1,196,386,601
Total Affiliated Investments (cost $1,411,413,776)	64.85%	$1,411,553,851
Total Investments in Securities (cost $2,202,700,153)	101.21%	$2,203,027,553

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $396,480,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,921	September - 2024	$98,662,163	$(2,019,386)	$(2,019,386)
CBOT Soybean	1,893	November - 2023	120,678,750	(7,569,393)	(7,569,393)
CBOT Wheat	2,779	July - 2024	85,072,138	(10,058,051)	(10,058,051)
COMEX Gold	1,034	December - 2023	192,954,740	3,945,988	3,945,988
COMEX Silver	87	January - 2024	9,817,950	(1,048,000)	(1,048,000)
COMEX Silver	326	December - 2023	36,593,500	(1,616,185)	(1,616,185)
ICE-UK Brent Crude	3,147	December - 2023	279,516,539	35,694,398	35,694,398
LME Aluminum	1,524	May - 2024	91,268,550	(1,783,452)	(1,783,452)
LME Copper	481	May - 2024	100,282,488	(5,205,502)	(5,205,502)
LME Zinc	1,338	October - 2024	89,219,512	5,437,320	5,437,320
NYB-ICE Sugar	7,357	June - 2024	200,228,112	14,188,640	14,188,640
NYMEX Natural Gas	1,859	April - 2024	56,067,440	(1,540,075)	(1,540,075)
NYMEX NY Harbor ULSD	2,209	May - 2024	256,456,948	42,821,384	42,821,384
NYMEX RBOB Gasoline	2,743	December - 2023	267,704,182	26,759,405	26,759,405
NYMEX WTI Crude	3,330	December - 2023	289,643,399	46,201,437	46,201,437
Total Commodity Futures Contracts				$144,208,528	$144,208,528

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income
Interest Income	$10,924,759	$6,404,073	$35,392,966	$9,747,849
Dividends from Affiliates	17,257,593	10,146,290	45,303,312	15,756,564
Total Income	28,182,352	16,550,363	80,696,278	25,504,413
Expenses
Management Fees	4,496,023	7,679,105	13,871,165	24,636,941
Brokerage Commissions and Fees	87,119	233,974	281,078	601,171
Interest Expense	84,899	123,921	382,890	169,910
Total Expenses	4,668,041	8,037,000	14,535,133	25,408,022
Less: Waivers	(324,122)	(485,946)	(885,378)	(1,278,215)
Net Expenses	4,343,919	7,551,054	13,649,755	24,129,807
Net Investment Income (Loss)	23,838,433	8,999,309	67,046,523	1,374,606
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(155)	(2)	(151)	(3)
Commodity Futures Contracts	(34,434,752)	(184,796,978)	(249,811,115)	817,002,774
Net Realized Gain (Loss)	(34,434,907)	(184,796,980)	(249,811,266)	817,002,771
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(386,778)	1,261,907	(248,036)	(2,397,622)
Affiliated Investments	65,377	(419,498)	239,694	(465,145)
Commodity Futures Contracts	199,272,109	(213,060,889)	180,568,099	(366,331,815)
Net Change in Unrealized Gain (Loss)	198,950,708	(212,218,480)	180,559,757	(369,194,582)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	164,515,801	(397,015,460)	(69,251,509)	447,808,189
Net Income (Loss)	$188,354,234	$(388,016,151)	$(2,204,986)	$449,182,795

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$909	85,950,000	$1,952,774,731	$1,952,775,640
Purchases of Shares			4,750,000	117,331,191	117,331,191
Redemption of Shares			(3,400,000)	(81,819,988)	(81,819,988)
Net Increase (Decrease) due to Share Transactions			1,350,000	35,511,203	35,511,203
Net Income (Loss)
Net Investment Income (Loss)		(351)		23,838,784	23,838,433
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1,333		(34,436,240)	(34,434,907)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(894)		198,951,602	198,950,708
Net Income (Loss)		88		188,354,146	188,354,234
Net Change in Shareholders' Equity	—	88	1,350,000	223,865,349	223,865,437
Balance at September 30, 2023	40	$997	87,300,000	$2,176,640,080	$2,176,641,077

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

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$986	107,000,000	$2,637,449,905	$2,637,450,891
Purchases of Shares			12,200,000	293,447,991	293,447,991
Redemption of Shares			(31,900,000)	(752,052,819)	(752,052,819)
Net Increase (Decrease) due to Share Transactions			(19,700,000)	(458,604,828)	(458,604,828)
Net Income (Loss)
Net Investment Income (Loss)		(334)		67,046,857	67,046,523
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1,246		(249,812,512)	(249,811,266)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(901)		180,560,658	180,559,757
Net Income (Loss)		11		(2,204,997)	(2,204,986)
Net Change in Shareholders' Equity	—	11	(19,700,000)	(460,809,825)	(460,809,814)
Balance at September 30, 2023	40	$997	87,300,000	$2,176,640,080	$2,176,641,077

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$(2,204,986)	$449,182,795
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(2,044,339,627)	(2,246,952,119)
Proceeds from securities sold and matured	2,559,999,849	1,302,029,600
Cost of affiliated investments purchased	(2,865,333,743)	(6,141,277,112)
Proceeds from affiliated investments sold	2,879,370,126	6,553,571,195
Net accretion of discount on United States Treasury Obligations	(34,995,540)	(9,663,655)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	151	3
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(31,664,533)	110,342,142
Change in operating assets and liabilities:
Dividends from affiliates	(480,971)	(3,221,432)
Variation margin - Commodity Futures Contracts	54,978,556	(1,911,410)
LME Commodity Futures Contracts	(48,841,238)	41,545,045
Management fees	(490,057)	352,290
Brokerage commissions and fees	2,069	(2,120)
Net cash provided by (used in) operating activities	466,000,056	53,995,222
Cash flows from financing activities:
Proceeds from purchases of Shares	293,447,991	2,196,847,712
Redemption of Shares	(759,448,047)	(2,250,842,934)
Net cash provided by (used in) financing activities	(466,000,056)	(53,995,222)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$382,890	$169,910

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and nine months ended September 30, 2023 and 2022.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2023 and 2022, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2020.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2023, the Fund had a payable to the Commodity Broker of $1,999,866 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2022, the Fund had a payable to the Commodity Broker of $50,841,104 related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $324,122 and $885,378 for the three and nine months ended September 30, 2023, respectively. The Managing Owner waived fees of $485,946 and $1,278,215 for the three and nine months ended September 30, 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$791,473,702	$—	$791,473,702
Exchange-Traded Fund	215,167,250	—	—	215,167,250
Money Market Mutual Fund	1,196,386,601	—	—	1,196,386,601
Total Investments in Securities	1,411,553,851	791,473,702	—	2,203,027,553
Other Investments—Assets(a)
Commodity Futures Contracts	175,048,572	—	—	175,048,572
Other Investments—Liabilities(a)
Commodity Futures Contracts	(30,840,044)	—	—	(30,840,044)
Total Other Investments	144,208,528	—	—	144,208,528
Total Investments	$1,555,762,379	$791,473,702	$—	$2,347,236,081

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$1,272,386,571	$—	$1,272,386,571
Exchange-Traded Fund	141,250,406	—	—	141,250,406
Money Market Mutual Fund	1,284,100,134	—	—	1,284,100,134
Total Investments in Securities	1,425,350,540	1,272,386,571	—	2,697,737,111
Other Investments—Assets(a)
Commodity Futures Contracts	83,629,274	—	—	83,629,274
Other Investments—Liabilities(a)
Commodity Futures Contracts	(119,988,845)	—	—	(119,988,845)
Total Other Investments	(36,359,571)	—	—	(36,359,571)
Total Investments	$1,388,990,969	$1,272,386,571	$—	$2,661,377,540

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$175,048,572	$(30,840,044)	$83,629,274	$(119,988,845)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2023 and December 31, 2022 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(34,434,752)	$(184,796,978)
	Net Change in Unrealized Gain (Loss)	199,272,109	(213,060,889)
Total		$164,837,357	$(397,857,867)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(249,811,115)	$817,002,774
	Net Change in Unrealized Gain (Loss)	180,568,099	(366,331,815)
Total		$(69,243,016)	$450,670,959

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average Notional Value	$2,084,083,410	$3,645,601,807	$2,202,359,246	$3,777,811,939

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$141,424,723	$73,677,150	$—	$65,377	$—	$215,167,250	$2,362,506
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,039,991,524	491,580,300	(335,185,223)	—	—	1,196,386,601	14,895,087
Total	$1,181,416,247	$565,257,450	$(335,185,223)	$65,377	$—	$1,411,553,851	$17,257,593

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$141,250,406	$73,677,150	$—	$239,694	$—	$215,167,250	$5,271,937
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,284,100,134	2,791,656,593	(2,879,370,126)	—	—	1,196,386,601	40,031,375
Total	$1,425,350,540	$2,865,333,743	$(2,879,370,126)	$239,694	$—	$1,411,553,851	$45,303,312

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$22.72	$26.61	$24.65	$20.72
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.93	(2.74)	(0.45)	3.20
Net investment income (loss) (b)	0.28	0.06	0.73	0.01
Net income (loss)	2.21	(2.68)	0.28	3.21
Net asset value per Share, end of period	$24.93	$23.93	$24.93	$23.93
Market value per Share, beginning of period (c)	$22.72	$26.64	$24.67	$20.78
Market value per Share, end of period (c)	$24.96	$23.91	$24.96	$23.91

Ratio to average Net Assets (d)
Net investment income (loss)	4.50%	1.00%	4.11%	0.05%
Expenses, after waivers	0.82%	0.84%	0.84%	0.83%
Expenses, prior to waivers	0.88%	0.89%	0.89%	0.88%
Total Return, at net asset value (e)	9.73%	(10.07)%	1.14%	15.49%
Total Return, at market value (e)	9.86%	(10.25)%	1.18%	15.06%

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
•
Risks and uncertainty related to public health emergencies and other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of September 30, 2023:

Index Commodity	Fund Weight (%)
Aluminum	4.19%
Brent Crude Oil	12.85
Copper Grade A	4.62
Corn	4.54
Gold	8.87
Light Sweet Crude Oil (WTI)	13.32
Natural Gas	2.58
RBOB Gasoline	12.31
Silver	2.14
Soybeans	5.55
Sugar	9.21
Ultra-Low Sulphur Diesel	11.80
Wheat	3.91
Zinc	4.11
Closing Level as of September 30, 2023:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $466.0 million and $54.0 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2023, $2,044.3 million was paid to purchase United States Treasury Obligations and $2,560.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2022, $2,247.0 million was paid to purchase United States Treasury Obligations and $1,302.0 million was received from sales and maturing United States Treasury Obligations. $2,879.4 million was received from sales of affiliated investments and $2,865.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2023. $6,553.6 million was received from sales of affiliated investments and $6,141.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(466.0) million and $(54.0) million during the nine months ended September 30, 2023 and 2022, respectively. This included $293.4 million and $2,196.8 million from Shares purchased by Authorized Participants and $759.4 million and $2,250.8 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

DBC - For the Three Months Ended September 30, 2023
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
6/30/2023
9/30/2023
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

DBC - For the Nine Months Ended September 30, 2023
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
Percentage Change
12/31/2022
9/30/2023
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

Performance Summary

This Report covers the three and nine months ended September 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the notional amounts of each Index Commodity are broadly in proportion to historic levels of the world’s production and stocks of such Index Commodities. The DBIQ Optimum Yield Diversified Commodity Index Total Return ™ (the “DBIQ-OY Diversified TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past results of the Index and the DBIQ-OY Diversified TR™ are not necessarily indicative of future changes, positive or negative.

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2023	2022	2023	2022
DB Aluminum Indices	8.31%	(9.87)%	(2.74)%	(20.02)%
DB Brent Crude Oil Indices	20.96	(16.90)	14.29	20.28
DB Copper Grade A Indices	1.64	(8.49)	3.61	(21.90)
DB Corn Indices	(1.63)	3.24	(21.45)	15.74
DB Gold Indices	(3.89)	(7.91)	1.69	(9.43)
DB Light Crude Oil Indices	25.58	(16.44)	17.65	13.37
DB Natural Gas Indices	(3.48)	13.11	(45.43)	97.04
DB RBOB Gasoline Indices	12.25	(17.93)	7.16	13.51
DB Silver Indices	(2.48)	(6.73)	(6.61)	(19.22)
DB Soybeans Indices	(3.80)	(5.77)	(6.52)	8.61
DB Sugar Indices	16.72	(5.09)	54.05	(4.04)
DB Ultra-Low Sulphur Diesel Indices	19.85	(13.75)	(2.19)	60.60
DB Wheat Indices	(11.06)	1.85	(27.81)	18.62
DB Zinc Indices	11.35	(4.90)	(7.07)	(12.17)
AGGREGATE RETURNS	9.99%	(9.75)%	1.88%	16.63%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the three months ended September 30, 2023, the NYSE Arca market value of each Share increased from $22.72 per Share to $24.96 per Share. The Share price low and high for the three months ended September 30, 2023 and related change from the Share price on June 30, 2023 was as follows: Shares traded at a low of $22.72 per Share (+0.00%) on July 3, 2023, and a high of $25.61 per Share (+12.72%) on September 14, 2023. The total return for the Fund on a market value basis was +9.86%.

Commodities posted strong positive performance in the third quarter of 2023 with the bulk of it coming from energy, though precious metals were the only detracting commodity sector. The top contributors were WTI crude oil and Brent crude oil, followed by refined products. Crude oil front month prices gained nearly 30% as Saudi Arabia and Russia both indicated that they would continue to limit oil supply through the end of the year, helping the global oil market return to a deficit in July. Demand also came in stronger than expected with China and several non-traditional consuming regions like Latin America and Africa surprising with increased demand. Outside of energy, sugar also performed positively driven by concerns for a global supply shortfall as India pondered an outright export ban amid tight domestic supplies. Wheat and gold were the top detractors, respectively pressured by strong Russian exports and the persistent higher-for-longer Federal Reserve rhetoric.

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

The Fund posted a significant loss in the third quarter of 2022, continuing the selloff from the end of the second quarter, as recession fears dominated investor focus, denting market sentiment. Growing expectations for aggressive Federal Reserve rate hike plans overpowered strong fundamentals and geopolitical turbulence for energy commodities, the quarter’s largest detractors. The exception was natural gas which soared in July and August leading up to Russia’s indefinite halt of supplies to Europe, but prices also retraced in September as the summer’s heatwaves ended and Europe filled up its storage, easing supply pressures. In addition to recession fears and the resulting U.S. dollar strength, the initial success of the Black Sea Grain Initiative served as a headwind for agricultural commodities and lockdowns in China continued to weigh on industrial metals.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the NAV of each Share increased from $22.72 per Share to $24.93 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Light Sweet Crude Oil, RBOB Gasoline, Sugar, Ultra-Low Sulphur Diesel and Zinc were partially offset by falling commodity prices for Corn, Gold, Natural Gas, Silver, Soybeans and Wheat during the three months ended September 30, 2023, contributing to an overall 8.53% increase in the level of the Index and to a 9.99% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +9.73%.

Net income (loss) for the three months ended September 30, 2023 was $188.4 million, primarily resulting from $28.2 million of income, net realized gain (loss) of $(34.4) million, net change in unrealized gain (loss) of $199.0 million and net operating expenses of $4.3 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the nine months ended September 30, 2023, the NYSE Arca market value of each Share increased from $24.67 per Share to $24.96 per Share. The Share price low and high for the nine months ended September 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $22.06 per Share (-10.58%) on May 31, 2023, and a high of $25.61 per Share (+3.81%) on September 14, 2023. The total return for the Fund on a market value basis was +1.18%.

Despite the strong rebound in the third quarter, driven by crude oil, commodities still finished the first three quarters of 2023 slightly lower. While energy was the top contributing sector in the third quarter, it drove the bulk of the underperformance in the first half of the year, with most of the losses coming from natural gas and NY Harbor ULSD. In the first quarter, US natural gas prices went into freefall, pressured by persistently warm temperatures in both the US and Europe. While prices did recover in the second and third quarter on hotter-than-expected weather forecasts and a broader energy rally, it was still down nearly 35% year-to-date. Diesel prices fell in the first half of the year, though prices recovered in the third quarter. Grains were also significant detractors, falling on ample global supplies even in the aftermath of Russia pulling out of the Black Sea Grain Initiative. The outlier in the agricultural space was sugar, the top contributor year-to-date, which saw prices rally on growing fears of a global supply shortfall.

For the nine months ended September 30, 2022, the NYSE Arca market value of each Share increased from $20.78 per Share to $23.91 per Share. The Share price low and high for the nine months ended September 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $20.89 per Share (+0.53%) on January 3, 2022, and a high of $30.54 per Share (+46.98%) on June 9, 2022. The total return for the Fund on a market value basis was +15.06%.

Despite the significant sell off starting towards the end of the second quarter and through the third quarter, the Fund maintained positive performance of over 15% in 2022 year-to-date, down from over 28% at the end of the second quarter. While most, if not all, of the gains in agricultural commodities and metals were wiped out in the third quarter as recession fears weighed heavily on investor sentiment and US dollar strength dented export demand, energy commodities were able to keep most of their gains from the first half of the year. The deepening energy crisis in Europe and escalating punitive actions against Russia, in addition to Russia’s retaliatory responses helped limit the downside from macro pressures in the third quarter.

Fund Share Net Asset Performance

For the nine months ended September 30, 2023, the NAV of each Share increased from $24.65 per Share to $24.93 per Share. Rising commodity futures contracts prices for Brent Crude Oil, Copper Grade A, Gold, Light Sweet Crude Oil, RBOB Gasoline and Sugar were partially offset by falling commodity futures contracts prices for Aluminum, Corn, Natural Gas, Silver, Soybeans, Ultra-Low Sulphur Diesel, Wheat and Zinc during the nine months ended September 30, 2023, contributing to an overall 1.92% decrease in the level of the Index and to a 1.88% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +1.14%.

Net income (loss) for the nine months ended September 30, 2023 was $(2.2) million, primarily resulting from $80.7 million of income, net realized gain (loss) of $(249.8) million, net change in unrealized gain (loss) of $180.6 million and net operating expenses of $13.6 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2023.

				For the Nine Months Ended
				September 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,176,641,077	0.85%	$43,320,620	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$2,637,450,891	1.39%	$85,363,687	15

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

The following were the primary trading risk exposures of the Fund as of September 30, 2023 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a)
There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.
(b)
Not applicable.
(c)
Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	1,100,000	$23.92
August 1, 2023 to August 31, 2023	2,100,000	$24.03
September 1, 2023 to September 30, 2023	200,000	$25.21
Total	3,400,000	$24.06

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – September 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - September 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – September 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 7, 2023		By:	/S/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 7, 2023		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools