Form 10-Q
period 2024-03-31
Invesco DB Commodity Index Tracking Fund
filed 2024-05-08
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of outstanding Shares as of March 31, 2024: 74,700,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

March 31, 2024 and December 31, 2023

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $693,785,719 and $783,578,544, respectively)	$693,874,499	$784,350,648
Affiliated investments, at value (cost $1,008,374,899 and $907,765,903, respectively)	1,008,453,788	908,120,125
Other investments:
Variation margin receivable- Commodity Futures Contracts	20,276,485	—
Unrealized appreciation on LME Commodity Futures Contracts	887,344	4,964,271
Receivable for:
Dividends from affiliates	3,379,368	3,716,526
Total assets	$1,726,871,484	$1,701,151,570
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$9,665,016
LME Commodity Futures Contracts payable	4,949,657	4,456,438
Unrealized depreciation on LME Commodity Futures Contracts	3,954,953	1,777,646
Payable for:
Distributions	—	599,093
Management fees	1,134,252	1,216,569
Brokerage commissions and fees	4,671	4,452
Total liabilities	10,043,533	17,719,214
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	919	882
Shareholders' equity—Shares	1,716,827,032	1,683,431,474
Total shareholders' equity	1,716,827,951	1,683,432,356
Total liabilities and equity	$1,726,871,484	$1,701,151,570
General Shares outstanding	40	40
Shares outstanding	74,700,000	76,350,000
Net asset value per share	$22.98	$22.05
Market value per share	$22.97	$22.06

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

March 31, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.255% due May 30, 2024 (b)	34.65%	$594,830,124	$600,000,000
U.S. Treasury Bills, 5.240% due June 6, 2024	5.77	99,044,375	100,000,000
Total United States Treasury Obligations (cost $693,785,719)	40.42%	$693,874,499
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $215,027,176) (c)	12.53%	$215,106,065	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $793,347,723) (c)(d)	46.21	793,347,723	793,347,723
Total Affiliated Investments (cost $1,008,374,899)	58.74%	$1,008,453,788
Total Investments in Securities (cost $1,702,160,618)	99.16%	$1,702,328,287

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $396,520,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of March 31, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,829	September - 2024	$88,928,525	$(8,785,513)	$(8,785,513)
CBOT Soybean	1,509	November - 2024	89,502,563	(5,049,425)	(5,049,425)
CBOT Wheat	3,013	July - 2024	86,736,738	(13,623,154)	(13,623,154)
COMEX Gold	670	December - 2024	153,979,400	13,150,972	13,150,972
COMEX Silver	289	December - 2024	37,161,065	934,711	934,711
ICE-UK Brent Crude	2,756	December - 2024	223,897,439	18,968,297	18,968,297
LME Aluminum	1,258	May - 2024	72,994,821	(2,941,246)	(2,941,246)
LME Copper	351	May - 2024	77,452,889	887,344	887,344
LME Zinc	1,097	October - 2024	67,737,282	(1,013,707)	(1,013,707)
NYB-ICE Sugar	3,528	June - 2024	87,522,624	(2,965,402)	(2,965,402)
NYMEX Natural Gas	3,087	April - 2024	54,423,810	(39,678,111)	(39,678,111)
NYMEX NY Harbor ULSD	2,011	May - 2024	221,265,101	21,237,151	21,237,151
NYMEX RBOB Gasoline	2,512	November - 2024	231,655,132	21,962,786	21,962,786
NYMEX WTI Crude	2,882	December - 2024	222,461,580	20,143,145	20,143,145
Total Commodity Futures Contracts				$23,227,848	$23,227,848

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Income
Interest Income	$10,261,502	$12,456,719
Dividends from Affiliates	11,887,569	14,369,104
Total Income	22,149,071	26,825,823
Expenses
Management Fees	3,521,986	5,011,183
Brokerage Commissions and Fees	11,007	41,062
Interest Expense	109,962	168,585
Total Expenses	3,642,955	5,220,830
Less: Waivers	(215,496)	(286,332)
Net Expenses	3,427,459	4,934,498
Net Investment Income (Loss)	18,721,612	21,891,325
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	(4)
Commodity Futures Contracts	(2,570,178)	(70,299,896)
Net Realized Gain (Loss)	(2,570,178)	(70,299,900)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(683,324)	228,974
Affiliated Investments	(275,333)	254,771
Commodity Futures Contracts	53,790,691	(47,643,559)
Net Change in Unrealized Gain (Loss)	52,832,034	(47,159,814)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	50,261,856	(117,459,714)
Net Income (Loss)	$68,983,468	$(95,568,389)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$882	76,350,000	$1,683,431,474	$1,683,432,356
Purchases of Shares			3,500,000	78,128,725	78,128,725
Redemption of Shares			(5,150,000)	(113,716,598)	(113,716,598)
Net Increase (Decrease) due to Share Transactions			(1,650,000)	(35,587,873)	(35,587,873)
Net Income (Loss)
Net Investment Income (Loss)		10		18,721,602	18,721,612
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(1)		(2,570,177)	(2,570,178)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		28		52,832,006	52,832,034
Net Income (Loss)		37		68,983,431	68,983,468
Net Change in Shareholders' Equity	—	37	(1,650,000)	33,395,558	33,395,595
Balance at March 31, 2024	40	$919	74,700,000	$1,716,827,032	$1,716,827,951

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$68,983,468	$(95,568,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(1,067,047,920)
Proceeds from securities sold and matured	100,000,000	1,279,999,998
Cost of affiliated investments purchased	(425,170,155)	(1,180,865,932)
Proceeds from affiliated investments sold	324,561,159	1,462,193,539
Net accretion of discount on United States Treasury Obligations	(10,207,175)	(12,335,946)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	4
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	7,212,891	(19,329,889)
Change in operating assets and liabilities:
Dividends from affiliates	337,158	413,185
Variation margin - Commodity Futures Contracts	(29,941,501)	4,986,095
LME Commodity Futures Contracts	493,219	10,315,069
Management fees	(82,317)	(398,481)
Brokerage commissions and fees	219	(1,274)
Net cash provided by (used in) operating activities	36,186,966	382,360,059
Cash flows from financing activities:
Distributions paid to shareholders	(599,093)	—
Proceeds from purchases of Shares	78,128,725	61,680,141
Redemption of Shares	(113,716,598)	(444,040,200)
Net cash provided by (used in) financing activities	(36,186,966)	(382,360,059)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$109,962	$168,585

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

March 31, 2024

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

E. Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Fund's shareholders ("Shareholders") monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Shareholders.

No distributions were declared for the three months ended March 31, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three months ended March 31, 2024 and 2023, respectively.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of March 31, 2024, the Fund had a payable to the Commodity Broker of $4,949,657 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2023, the Fund had a payable to the Commodity Broker of $4,456,438 related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $215,496 and $286,332 for the three months ended March 31, 2024 and 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$693,874,499	$—	$693,874,499
Exchange-Traded Fund	215,106,065	—	—	215,106,065
Money Market Mutual Fund	793,347,723	—	—	793,347,723
Total Investments in Securities	1,008,453,788	693,874,499	—	1,702,328,287
Other Investments—Assets(a)
Commodity Futures Contracts	97,284,406	—	—	97,284,406
Other Investments—Liabilities(a)
Commodity Futures Contracts	(74,056,558)	—	—	(74,056,558)
Total Other Investments	23,227,848	—	—	23,227,848
Total Investments	$1,031,681,636	$693,874,499	$—	$1,725,556,135

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$784,350,648	$—	$784,350,648
Exchange-Traded Fund	215,381,398	—	—	215,381,398
Money Market Mutual Fund	692,738,727	—	—	692,738,727
Total Investments in Securities	908,120,125	784,350,648	—	1,692,470,773
Other Investments—Assets(a)
Commodity Futures Contracts	13,652,359	—	—	13,652,359
Other Investments—Liabilities(a)
Commodity Futures Contracts	(44,215,202)	—	—	(44,215,202)
Total Other Investments	(30,562,843)	—	—	(30,562,843)
Total Investments	$877,557,282	$784,350,648	$—	$1,661,907,930

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$97,284,406	$(74,056,558)	$13,652,359	$(44,215,202)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2024 and December 31, 2023 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(2,570,178)	$(70,299,896)
	Net Change in Unrealized Gain (Loss)	53,790,691	(47,643,559)
Total		$51,220,513	$(117,943,455)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2024	2023
Average Notional Value	$1,681,690,894	$2,409,394,850

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

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchases agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2024	Dividend Income
Invesco Short Term Treasury ETF	$215,381,398	$—	$—	$(275,333)	$—	$215,106,065	$2,766,439
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	692,738,727	425,170,155	(324,561,159)	—	—	793,347,723	9,121,130
Total	$908,120,125	$425,170,155	$(324,561,159)	$(275,333)	$—	$1,008,453,788	$11,887,569

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2023	Dividend Income
Invesco Short Term Treasury ETF	$141,250,406	$—	$—	$254,771	$—	$141,505,177	$1,358,493
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,284,100,134	1,180,865,932	(1,462,193,539)	—	—	1,002,772,527	13,010,611
Total	$1,425,350,540	$1,180,865,932	$(1,462,193,539)	$254,771	$—	$1,144,277,704	$14,369,104

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$22.05	$24.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.68	(1.11)
Net investment income (loss) (b)	0.25	0.22
Net income (loss)	0.93	(0.89)
Net asset value per Share, end of period	$22.98	$23.76
Market value per Share, beginning of period (c)	$22.06	$24.67
Market value per Share, end of period (c)	$22.97	$23.75

Ratio to average Net Assets (d)
Net investment income (loss)	4.52%	3.72%
Expenses, after waivers	0.83%	0.84%
Expenses, prior to waivers	0.88%	0.89%
Total Return, at net asset value (e)	4.22%	(3.61)%
Total Return, at market value (e)	4.13%	(3.73)%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the following:

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

These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the management fee paid to the Managing Owner (the "Management Fee") and are not charged to or reimbursed by the Fund.

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of March 31, 2024:

Index Commodity	Fund Weight (%)
Aluminum	4.25%
Brent Crude Oil	13.05
Copper Grade A	4.52
Corn	5.18
Gold	8.98
Light Sweet Crude Oil (WTI)	12.97
Natural Gas	3.17
RBOB Gasoline	13.50
Silver	2.16
Soybeans	5.22
Sugar	5.10
Ultra-Low Sulphur Diesel	12.90
Wheat	5.05
Zinc	3.95
Closing Level as of March 31, 2024:	100.00%

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

The Fund is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Fund's liquidity increasing or decreasing in any material way.

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

As of the date of this Report, each of BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Bank of America Securities, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $36.2 million and $382.4 million for the three months ended March 31, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2024, $100.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2023, $1,067.0 million was paid to purchase United States Treasury Obligations and $1,280.0 million was received from sales and maturing United States Treasury Obligations. $324.6 million was received from sales of affiliated investments and $425.2 million was paid to purchase affiliated investments during the three months ended March 31, 2024. $1,462.2 million was received from sales of affiliated investments and $1,180.9 million was paid to purchase affiliated investments during the three months ended March 31, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(36.2) million and $(382.4) million during the three months ended March 31, 2024 and 2023, respectively. This included $78.1 million and $61.7 million from Shares purchased by Authorized Participants and $113.7 million and $444.0 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, distributions paid to Shareholders were $0.6 million. No distributions were paid to Shareholders during the three months ended March 31, 2023.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

DBC - For the Three Months Ended March 31, 2024
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Percentage Change
12/31/2023
3/31/2024
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

Performance Summary

This Report covers the three months ended March 31, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended
	March 31,
Underlying Index	2024	2023
DB Aluminum Indices	(2.51)%	1.12%
DB Brent Crude Oil Indices	10.65	(3.30)
DB Copper Grade A Indices	4.10	8.66
DB Corn Indices	(5.30)	(6.85)
DB Gold Indices	7.80	8.23
DB Light Crude Oil Indices	11.83	(3.69)
DB Natural Gas Indices	(24.56)	(42.96)
DB RBOB Gasoline Indices	12.67	(2.44)
DB Silver Indices	4.16	0.58
DB Soybeans Indices	(3.51)	(5.75)
DB Sugar Indices	9.96	22.84
DB Ultra-Low Sulphur Diesel Indices	10.59	(11.85)
DB Wheat Indices	(9.66)	(11.24)
DB Zinc Indices	(6.79)	0.55
AGGREGATE RETURNS	4.52%	(3.38)%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023

Fund Share Price Performance

For the three months ended March 31, 2024, the NYSE Arca market value of each Share increased from $22.06 per Share to $22.97 per Share. The Share price low and high for the three months ended March 31, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $21.76 per Share (-1.36%) on February 23, 2024, and a high of $22.97 per Share (+4.13%) on March 18, 2024. The total return for the Fund on a market value basis was +4.13%.

Overall, commodities performed positively in the first quarter of 2024 supported by an improving macro backdrop – a resilient US economy and expected Federal Reserve easing boosted investor risk appetite. Energy commodities were the top contributors, supported by rising geopolitical tensions in both the Middle East and Ukraine. Natural gas continued to be the laggard in energy due to high inventories and reduced heating demand. Precious metals, especially gold, performed strongly underpinned by expectations that the Federal Reserve would start easing interest rates imminently, strong central bank demand, robust Asian consumer demand, and increased haven demand from the escalating conflicts. Industrial metals did make a bit of a comeback towards the end of the period as low prices started to feed into margins, forcing supply curtailments, though the impact was still playing out. Grains were the other weak links aside from natural gas, with prices remaining under pressure on ample global supplies and lacking US competitiveness.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2024, the NAV of each Share increased from $22.05 per Share to $22.98 per Share. Rising commodity futures contracts prices for Brent Crude Oil, Copper Grade A, Gold, Light Sweet Crude Oil, RBOB Gasoline, Silver, Sugar and Ultra-Low Sulphur Diesel were partially offset by falling commodity prices for Aluminum, Corn, Natural Gas, Soybeans, Wheat and Zinc during the three months ended March 31, 2024, contributing to an overall 3.13% increase in the level of the Index and to a 4.52% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +4.22%.

Net income (loss) for the three months ended March 31, 2024 was $69.0 million, primarily resulting from $22.1 million of income, net realized gain (loss) of $(2.6) million, net change in unrealized gain (loss) of $52.8 million and net operating expenses of $3.4 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2023.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2024.

				For the Three Months Ended
				March 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,716,827,951	0.75%	$30,103,785	0

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,683,432,356	0.82%	$32,033,850	11

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

The following were the primary trading risk exposures of the Fund as of March 31, 2024 by market sector:

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.
(b)
Not applicable.
(c)
Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2024 to January 31, 2024	3,150,000	$21.95
February 1, 2024 to February 29, 2024	500,000	$21.96
March 1, 2024 to March 31, 2024	1,500,000	$22.39
Total	5,150,000	$22.08

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – March 31, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - March 31, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2024 and 2023 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – March 31, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 7, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 7, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools