Form 10-Q
period 2024-06-30
Invesco DB Commodity Index Tracking Fund
filed 2024-08-07
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of outstanding Shares as of June 30, 2024: 74,900,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $684,672,534 and $783,578,544, respectively)	$684,890,002	$784,350,648
Affiliated investments, at value (cost $1,046,578,827 and $907,765,903, respectively)	1,046,657,716	908,120,125
Other investments:
LME Commodity Futures Contracts receivable	927,767	—
Unrealized appreciation on LME Commodity Futures Contracts	14,504,390	4,964,271
Receivable for:
Dividends from affiliates	3,510,361	3,716,526
Total assets	$1,750,490,236	$1,701,151,570
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$6,567,976	$9,665,016
LME Commodity Futures Contracts payable	—	4,456,438
Unrealized depreciation on LME Commodity Futures Contracts	1,238,681	1,777,646
Payable for:
Distributions	—	599,093
Management fees	1,153,085	1,216,569
Brokerage commissions and fees	3,746	4,452
Total liabilities	8,963,488	17,719,214
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	930	882
Shareholders' equity—Shares	1,741,525,818	1,683,431,474
Total shareholders' equity	1,741,526,748	1,683,432,356
Total liabilities and equity	$1,750,490,236	$1,701,151,570
General Shares outstanding	40	40
Shares outstanding	74,900,000	76,350,000
Net asset value per share	$23.25	$22.05
Market value per share	$23.25	$22.06

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

June 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 5.170% due November 29, 2024 (b)	33.71%	$587,127,252	$600,000,000
U.S. Treasury Bills, 5.155% due December 5, 2024	5.62	97,762,750	100,000,000
Total United States Treasury Obligations (cost $684,672,534)	39.33%	$684,890,002
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $215,027,176) (c)	12.35%	$215,106,065	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $831,551,651) (c)(d)	47.75	831,551,651	831,551,651
Total Affiliated Investments (cost $1,046,578,827)	60.10%	$1,046,657,716
Total Investments in Securities (cost $1,731,251,361)	99.43%	$1,731,547,718

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $391,400,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,878	September - 2024	$79,014,250	$(19,514,842)	$(19,514,842)
CBOT Soybean	1,528	November - 2024	84,345,600	(11,172,202)	(11,172,202)
CBOT Wheat	2,738	July - 2025	86,007,425	(12,797,732)	(12,797,732)
COMEX Gold	680	December - 2024	162,220,800	18,328,518	18,328,518
COMEX Silver	292	December - 2024	43,785,400	6,887,766	6,887,766
ICE-UK Brent Crude	2,794	December - 2024	228,633,020	20,114,242	20,114,242
LME Aluminum	1,201	June - 2025	78,845,650	(1,238,681)	(1,238,681)
LME Copper	348	May - 2025	85,242,078	2,805,867	2,805,867
LME Zinc	1,114	October - 2024	82,068,659	11,698,523	11,698,523
NYB-ICE Sugar	3,689	June - 2025	78,501,920	2,541,998	2,541,998
NYMEX Natural Gas	1,863	April - 2025	56,765,610	(126,689)	(126,689)
NYMEX NY Harbor ULSD	2,055	May - 2025	214,350,885	3,807,762	3,807,762
NYMEX RBOB Gasoline	2,545	November - 2024	233,629,473	20,399,906	20,399,906
NYMEX WTI Crude	2,922	December - 2024	227,156,280	21,268,079	21,268,079
Total Commodity Futures Contracts				$63,002,515	$63,002,515

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income
Interest Income	$9,326,890	$12,011,488	$19,588,392	$24,468,207
Dividends from Affiliates	13,546,440	13,676,615	25,434,009	28,045,719
Total Income	22,873,330	25,688,103	45,022,401	52,513,926
Expenses
Management Fees	3,748,767	4,363,959	7,270,753	9,375,142
Brokerage Commissions and Fees	115,874	152,897	126,881	193,959
Interest Expense	77,394	129,406	187,356	297,991
Total Expenses	3,942,035	4,646,262	7,584,990	9,867,092
Less: Waivers	(228,551)	(274,924)	(444,047)	(561,256)
Net Expenses	3,713,484	4,371,338	7,140,943	9,305,836
Net Investment Income (Loss)	19,159,846	21,316,765	37,881,458	43,208,090
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	(1)	8	(1)	4
Commodity Futures Contracts	(39,615,424)	(145,076,467)	(42,185,602)	(215,376,363)
Net Realized Gain (Loss)	(39,615,425)	(145,076,459)	(42,185,603)	(215,376,359)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	128,688	(90,232)	(554,636)	138,742
Affiliated Investments	—	(80,454)	(275,333)	174,317
Commodity Futures Contracts	39,774,667	28,939,549	93,565,358	(18,704,010)
Net Change in Unrealized Gain (Loss)	39,903,355	28,768,863	92,735,389	(18,390,951)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	287,930	(116,307,596)	50,549,786	(233,767,310)
Net Income (Loss)	$19,447,776	$(94,990,831)	$88,431,244	$(190,559,220)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$919	74,700,000	$1,716,827,032	$1,716,827,951
Purchases of Shares			3,350,000	78,485,537	78,485,537
Redemption of Shares			(3,150,000)	(73,234,516)	(73,234,516)
Net Increase (Decrease) due to Share Transactions			200,000	5,251,021	5,251,021
Net Income (Loss)
Net Investment Income (Loss)		11		19,159,835	19,159,846
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(22)		(39,615,403)	(39,615,425)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		22		39,903,333	39,903,355
Net Income (Loss)		11		19,447,765	19,447,776
Net Change in Shareholders' Equity	—	11	200,000	24,698,786	24,698,797
Balance at June 30, 2024	40	$930	74,900,000	$1,741,525,818	$1,741,526,748

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

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$882	76,350,000	$1,683,431,474	$1,683,432,356
Purchases of Shares			6,850,000	156,614,262	156,614,262
Redemption of Shares			(8,300,000)	(186,951,114)	(186,951,114)
Net Increase (Decrease) due to Share Transactions			(1,450,000)	(30,336,852)	(30,336,852)
Net Income (Loss)
Net Investment Income (Loss)		21		37,881,437	37,881,458
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(23)		(42,185,580)	(42,185,603)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		50		92,735,339	92,735,389
Net Income (Loss)		48		88,431,196	88,431,244
Net Change in Shareholders' Equity	—	48	(1,450,000)	58,094,344	58,094,392
Balance at June 30, 2024	40	$930	74,900,000	$1,741,525,818	$1,741,526,748

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$88,431,244	$(190,559,220)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(681,625,361)	(1,848,362,585)
Proceeds from securities sold and matured	800,000,000	2,360,000,004
Cost of affiliated investments purchased	(1,161,205,568)	(2,300,076,293)
Proceeds from affiliated investments sold	1,022,392,644	2,544,184,903
Net accretion of discount on United States Treasury Obligations	(19,468,630)	(24,246,934)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	1	(4)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(9,249,115)	(3,721,168)
Change in operating assets and liabilities:
Dividends from affiliates	206,165	479,431
Variation margin - Commodity Futures Contracts	(3,097,040)	13,061,553
LME Commodity Futures Contracts	(5,384,205)	(50,909,878)
Management fees	(63,484)	(612,586)
Brokerage commissions and fees	(706)	1,813
Net cash provided by (used in) operating activities	30,935,945	499,239,036
Cash flows from financing activities:
Distributions paid to shareholders	(599,093)	—
Proceeds from purchases of Shares	156,614,262	176,116,800
Redemption of Shares	(186,951,114)	(675,355,836)
Net cash provided by (used in) financing activities	(30,935,945)	(499,239,036)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$187,356	$297,991

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2024

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and six months ended June 30, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $8.00 and $8.00 per round-turn trade during the three and six months ended June 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2023, respectively.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2024, the Fund had a receivable from the Commodity Broker of $927,767 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2023, the Fund had a payable to the Commodity Broker of $4,456,438 related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $228,551 and $444,047 for the three and six months ended June 30, 2024, respectively. The Managing Owner waived fees of $274,924 and $561,256 for the three and six months ended June 30, 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$684,890,002	$—	$684,890,002
Exchange-Traded Fund	215,106,065	—	—	215,106,065
Money Market Mutual Fund	831,551,651	—	—	831,551,651
Total Investments in Securities	1,046,657,716	684,890,002	—	1,731,547,718
Other Investments—Assets(a)
Commodity Futures Contracts	107,852,661	—	—	107,852,661
Other Investments—Liabilities(a)
Commodity Futures Contracts	(44,850,146)	—	—	(44,850,146)
Total Other Investments	63,002,515	—	—	63,002,515
Total Investments	$1,109,660,231	$684,890,002	$—	$1,794,550,233

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$784,350,648	$—	$784,350,648
Exchange-Traded Fund	215,381,398	—	—	215,381,398
Money Market Mutual Fund	692,738,727	—	—	692,738,727
Total Investments in Securities	908,120,125	784,350,648	—	1,692,470,773
Other Investments—Assets(a)
Commodity Futures Contracts	13,652,359	—	—	13,652,359
Other Investments—Liabilities(a)
Commodity Futures Contracts	(44,215,202)	—	—	(44,215,202)
Total Other Investments	(30,562,843)	—	—	(30,562,843)
Total Investments	$877,557,282	$784,350,648	$—	$1,661,907,930

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$107,852,661	$(44,850,146)	$13,652,359	$(44,215,202)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2024 and December 31, 2023 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(39,615,424)	$(145,076,467)
	Net Change in Unrealized Gain (Loss)	39,774,667	28,939,549
Total		$159,243	$(116,136,918)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(42,185,602)	$(215,376,363)
	Net Change in Unrealized Gain (Loss)	93,565,358	(18,704,010)
Total		$51,379,756	$(234,080,373)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average Notional Value	$1,748,898,626	$2,041,980,284	$1,715,234,159	$2,234,203,513

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$215,106,065	$—	$—	$—	$—	$215,106,065	$2,678,271
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	793,347,723	736,035,413	(697,831,485)	—	—	831,551,651	10,868,169
Total	$1,008,453,788	$736,035,413	$(697,831,485)	$—	$—	$1,046,657,716	$13,546,440

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$215,381,398	$—	$—	$(275,333)	$—	$215,106,065	$5,444,710
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	692,738,727	1,161,205,568	(1,022,392,644)	—	—	831,551,651	19,989,299
Total	$908,120,125	$1,161,205,568	$(1,022,392,644)	$(275,333)	$—	$1,046,657,716	$25,434,009

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$141,505,177	$—	$—	$(80,454)	$—	$141,424,723	$1,550,938
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,002,772,527	1,119,210,361	(1,081,991,364)	—	—	1,039,991,524	12,125,677
Total	$1,144,277,704	$1,119,210,361	$(1,081,991,364)	$(80,454)	$—	$1,181,416,247	$13,676,615

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$141,250,406	$—	$—	$174,317	$—	$141,424,723	$2,909,431
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,284,100,134	2,300,076,293	(2,544,184,903)	—	—	1,039,991,524	25,136,288
Total	$1,425,350,540	$2,300,076,293	$(2,544,184,903)	$174,317	$—	$1,181,416,247	$28,045,719

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$22.98	$23.76	$22.05	$24.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.02	(1.28)	0.70	(2.39)
Net investment income (loss) (b)	0.25	0.24	0.50	0.46
Net income (loss)	0.27	(1.04)	1.20	(1.93)
Net asset value per Share, end of period	$23.25	$22.72	$23.25	$22.72
Market value per Share, beginning of period (c)	$22.97	$23.75	$22.06	$24.67
Market value per Share, end of period (c)	$23.25	$22.72	$23.25	$22.72

Ratio to average Net Assets (d)
Net investment income (loss)	4.34%	4.15%	4.43%	3.92%
Expenses, after waivers	0.84%	0.85%	0.83%	0.84%
Expenses, prior to waivers	0.89%	0.90%	0.89%	0.90%
Total Return, at net asset value (e)	1.17%	(4.38)%	5.44%	(7.83)%
Total Return, at market value (e)	1.22%	(4.34)%	5.39%	(7.90)%

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of June 30, 2024:

Index Commodity	Fund Weight (%)
Aluminum	4.53%
Brent Crude Oil	13.14
Copper Grade A	4.89
Corn	4.54
Gold	9.31
Light Sweet Crude Oil (WTI)	13.05
Natural Gas	3.27
RBOB Gasoline	13.43
Silver	2.52
Soybeans	4.85
Sugar	4.51
Ultra-Low Sulphur Diesel	12.31
Wheat	4.94
Zinc	4.71
Closing Level as of June 30, 2024:	100.00%

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

As of the date of this Report, each of Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $30.9 million and $499.2 million for the six months ended June 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2024, $681.6 million was paid to purchase United States Treasury Obligations and $800.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2023, $1,848.4 million was paid to purchase United States Treasury Obligations and $2,360.0 million was received from sales and maturing United States Treasury Obligations. $1,022.4 million was received from sales of affiliated investments and $1,161.2 million was paid to purchase affiliated investments during the six months ended June 30, 2024. $2,544.2 million was received from sales of affiliated investments and $2,300.1 million was paid to purchase affiliated investments during the six months ended June 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(30.9) million and $(499.2) million during the six months ended June 30, 2024 and 2023, respectively. This included $156.6 million and $176.1 million from Shares purchased by Authorized Participants and $187.0 million and $675.4 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, distributions paid to Shareholders were $0.6 million. No distributions were paid to Shareholders during the six months ended June 30, 2023.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

DBC - For the Three Months Ended June 30, 2024
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Percentage Change
3/31/2024
6/30/2024
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

DBC - For the Six Months Ended June 30, 2024
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
12/31/2023
6/30/2024
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

Performance Summary

This Report covers the three and six months ended June 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2024	2023	2024	2023
DB Aluminum Indices	8.14%	(11.19)%	5.42%	(10.20)%
DB Brent Crude Oil Indices	2.09	(2.29)	12.97	(5.52)
DB Copper Grade A Indices	9.82	(6.19)	14.32	1.94
DB Corn Indices	(11.08)	(14.28)	(15.79)	(20.15)
DB Gold Indices	5.21	(2.23)	13.42	5.81
DB Light Crude Oil Indices	2.08	(2.73)	14.15	(6.31)
DB Natural Gas Indices	4.41	(0.88)	(21.23)	(43.46)
DB RBOB Gasoline Indices	0.90	(2.15)	13.68	(4.54)
DB Silver Indices	18.20	(4.79)	23.12	(4.23)
DB Soybeans Indices	(5.67)	3.09	(8.98)	(2.83)
DB Sugar Indices	(10.34)	7.45	(1.41)	31.98
DB Ultra-Low Sulphur Diesel Indices	(3.18)	(7.42)	7.08	(18.39)
DB Wheat Indices	(0.81)	(8.56)	(10.39)	(18.83)
DB Zinc Indices	20.93	(17.00)	12.71	(16.55)
AGGREGATE RETURNS	1.42%	(4.14)%	6.00%	(7.38)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the three months ended June 30, 2024, the NYSE Arca market value of each Share increased from $22.97 per Share to $23.25 per Share. The Share price low and high for the three months ended June 30, 2024 and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $22.71 per Share (-1.13%) on June 4, 2024, and a high of $23.94 per Share (+4.22%) on May 28, 2024. The total return for the Fund on a market value basis was +1.22%.

Commodities performance was mixed in the second quarter of 2024, with the Fund’s performance ending close to flat. Agricultural and energy commodities were both pressured while metals managed to shine. In grains, while renewed weather concerns did take the market by surprise in April and May, sending wheat prices skyrocketing, the rally was short-lived. Sugar also continued its decline, pressured by improving global production prospects. In energy, crude oil and refined products all moved lower. While some of that decline was driven by broader risk off moves due to higher-for-longer Federal Reserve rhetoric, other drivers included fading geopolitical risk premium, US crude inventory builds, and OPEC announcing plans to bring back barrels later this year. Both precious and industrial metals moved higher over the quarter; tight concentrate supplies in Zinc and Copper threatened to curtail refined metal production while optimism for gold continued despite Federal Reserve developments. Zinc was the top contributor for the quarter, while corn detracted the most from the Fund’s returns.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2024, the NAV of each Share increased from $22.98 per Share to $23.25 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Gold, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline, Silver and Zinc were partially offset by falling commodity prices for Corn, Soybeans, Sugar, Ultra-Low Sulphur Diesel and Wheat during the three months ended June 30, 2024, contributing to an overall 0.07% increase in the level of the Index and to a 1.42% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +1.17%.

Net income (loss) for the three months ended June 30, 2024 was $19.4 million, primarily resulting from $22.9 million of income, net realized gain (loss) of $(39.6) million, net change in unrealized gain (loss) of $39.9 million and net operating expenses of $3.7 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the six months ended June 30, 2024, the NYSE Arca market value of each Share increased from $22.06 per Share to $23.25 per Share. The Share price low and high for the six months ended June 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $21.76 per Share (-1.36%) on February 23, 2024, and a high of $23.94 per Share (+8.52%) on May 28, 2024. The total return for the Fund on a market value basis was +5.39%.

Overall, commodities performed positively in the first half of 2024, broadly supported by an improving macro backdrop – a resilient US economy and expected Federal Reserve easing boosted investor risk appetite. However, this tailwind turned into somewhat of a headwind in the second quarter with the Federal Reserve sticking to its higher-for-longer rhetoric amid persistent inflation. Sector-wise, energy was the top contributor, supported by rising geopolitical tensions in both the Middle East and Ukraine, and demand optimism ahead of the summer driving season. Natural gas continued to be the laggard in energy due to higher-than-normal inventories and reduced heating demand. However, it did make a very strong comeback in the second quarter on forecasted heatwaves (i.e., higher cooling demand). Precious metals also saw strong performance underpinned by eventual Federal Reserve rate cuts, strong central bank demand, robust Asian consumer demand, and the increased calls for haven assets due to the escalating conflicts. Industrial metals also made a comeback as tight concentrate supplies and low refined metals prices started feeding into profit margins, threatening supply curtailments. Grains were the weak links, with prices remaining under pressure on ample global supplies and well-progressing harvests/plantings.

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

Commodities finished the first half of 2023 in steep negative territory. Energy commodities drove the bulk of the underperformance with most of the losses coming from Ultra-Low Sulfur Diesel and natural gas. In the first quarter of 2023, US natural gas prices declined steeply (front month US natural gas prices were down nearly 50% for the quarter), pressured by persistently warm temperatures in both the US and Europe. While prices did recover in the second quarter on hotter-than-expected weather forecasts, it was still down over 35% year-to-date. Diesel prices fell in the first quarter with Europe boosting imports of

Russian supplies ahead of the February 5th ban and the weakness continued into the second quarter, weighed down by the resulting supply overhang, leaving front month prices down over 25% year-to-date. However, prices did recover significantly in June following the cooler-than-expected CPI print raising bets that the Federal Reserve is near the end of its aggressive rate hike cycle. Grains were also significant detractors, falling on ample global supplies and the continued renewal of the Black Sea Grain Initiative, making US crops uncompetitive on the global market.

Fund Share Net Asset Performance

For the six months ended June 30, 2024, the NAV of each Share increased from $22.05 per Share to $23.25 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Gold, Light Sweet Crude Oil, RBOB Gasoline, Silver, Ultra-Low Sulphur Diesel and Zinc were partially offset by falling commodity futures contracts prices for Corn, Natural Gas, Soybeans, Sugar and Wheat during the six months ended June 30, 2024, contributing to an overall 3.21% increase in the level of the Index and to a 6.00% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +5.44%.

Net income (loss) for the six months ended June 30, 2024 was $88.4 million, primarily resulting from $45.0 million of income, net realized gain (loss) of $(42.2) million, net change in unrealized gain (loss) of $92.7 million and net operating expenses of $7.1 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2024.

				For the Six Months Ended
				June 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,741,526,748	0.68%	$27,612,165	1

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,683,432,356	0.82%	$32,033,850	11

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

The following were the primary trading risk exposures of the Fund as of June 30, 2024 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
(b)
Not applicable.
(c)
Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2024 to April 30, 2024	300,000	$23.32
May 1, 2024 to May 31, 2024	1,150,000	$23.35
June 1, 2024 to June 30, 2024	1,700,000	$23.17
Total	3,150,000	$23.25

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – June 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - June 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2023 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2024 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2023 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2024 and 2023 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – June 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools