Form 10-Q
period 2024-09-30
Invesco DB Commodity Index Tracking Fund
filed 2024-11-07
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of outstanding Shares as of September 30, 2024: 64,250,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $693,877,370 and $783,578,544, respectively)	$694,582,126	$784,350,648
Affiliated investments, at value (cost $717,146,908 and $907,765,903, respectively)	717,613,302	908,120,125
Other investments:
Variation margin receivable- Commodity Futures Contracts	1,071,694	—
LME Commodity Futures Contracts receivable	5,069,439	—
Unrealized appreciation on LME Commodity Futures Contracts	10,934,867	4,964,271
Receivable for:
Dividends from affiliates	2,128,866	3,716,526
Total assets	$1,431,400,294	$1,701,151,570
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$9,665,016
LME Commodity Futures Contracts payable	—	4,456,438
Unrealized depreciation on LME Commodity Futures Contracts	212,592	1,777,646
Payable for:
Distributions	—	599,093
Management fees	941,766	1,216,569
Brokerage commissions and fees	4,961	4,452
Total liabilities	1,159,319	17,719,214
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	890	882
Shareholders' equity—Shares	1,430,240,085	1,683,431,474
Total shareholders' equity	1,430,240,975	1,683,432,356
Total liabilities and equity	$1,431,400,294	$1,701,151,570
General Shares outstanding	40	40
Shares outstanding	64,250,000	76,350,000
Net asset value per share	$22.26	$22.05
Market value per share	$22.27	$22.06

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

September 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 4.980% due November 29, 2024 (b)	41.63%	$595,396,770	$600,000,000
U.S. Treasury Bills, 4.970% due December 5, 2024	6.93	99,185,356	100,000,000
Total United States Treasury Obligations (cost $693,877,370)	48.56%	$694,582,126
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $215,027,176) (c)	15.07%	$215,493,570	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.85% (cost $502,119,732) (c)(d)	35.11	502,119,732	502,119,732
Total Affiliated Investments (cost $717,146,908)	50.18%	$717,613,302
Total Investments in Securities (cost $1,411,024,278)	98.74%	$1,412,195,428

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $396,920,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	2,946	September - 2025	$66,211,350	$1,258,471	$1,258,471
CBOT Soybean	1,327	November - 2024	70,131,950	(12,370,571)	(12,370,571)
CBOT Wheat	2,373	July - 2025	73,681,650	(11,185,331)	(11,185,331)
COMEX Gold	589	December - 2024	156,638,660	31,447,568	31,447,568
COMEX Silver	253	December - 2024	39,794,370	7,694,437	7,694,437
ICE-UK Brent Crude	2,423	December - 2024	172,711,440	(8,140,786)	(8,140,786)
LME Aluminum	1,043	June - 2025	69,420,516	(212,592)	(212,592)
LME Copper	302	May - 2025	75,241,941	3,162,402	3,162,402
LME Zinc	945	October - 2025	73,244,588	7,772,465	7,772,465
NYB-ICE Sugar	3,198	June - 2025	72,065,011	6,220,592	6,220,592
NYMEX Natural Gas	1,617	April - 2025	49,496,370	301,874	301,874
NYMEX NY Harbor ULSD	1,782	May - 2025	161,962,416	(20,835,626)	(20,835,626)
NYMEX RBOB Gasoline	2,208	November - 2024	176,773,363	(7,981,182)	(7,981,182)
NYMEX WTI Crude	2,534	December - 2024	171,045,000	(7,493,173)	(7,493,173)
Total Commodity Futures Contracts				$(10,361,452)	$(10,361,452)

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income
Interest Income	$9,257,684	$10,924,759	$28,846,076	$35,392,966
Dividends from Affiliates	11,324,043	17,257,593	36,758,052	45,303,312
Total Income	20,581,727	28,182,352	65,604,128	80,696,278
Expenses
Management Fees	3,323,365	4,496,023	10,594,118	13,871,165
Brokerage Commissions and Fees	52,039	87,119	178,920	281,078
Interest Expense	137,510	84,899	324,866	382,890
Total Expenses	3,512,914	4,668,041	11,097,904	14,535,133
Less: Waivers	(190,206)	(324,122)	(634,253)	(885,378)
Net Expenses	3,322,708	4,343,919	10,463,651	13,649,755
Net Investment Income (Loss)	17,259,019	23,838,433	55,140,477	67,046,523
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	(10)	(155)	(11)	(151)
Commodity Futures Contracts	(23,007,985)	(34,434,752)	(65,193,587)	(249,811,115)
Net Realized Gain (Loss)	(23,007,995)	(34,434,907)	(65,193,598)	(249,811,266)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	487,288	(386,778)	(67,348)	(248,036)
Affiliated Investments	387,505	65,377	112,172	239,694
Commodity Futures Contracts	(73,363,967)	199,272,109	20,201,391	180,568,099
Net Change in Unrealized Gain (Loss)	(72,489,174)	198,950,708	20,246,215	180,559,757
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(95,497,169)	164,515,801	(44,947,383)	(69,251,509)
Net Income (Loss)	$(78,238,150)	$188,354,234	$10,193,094	$(2,204,986)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$930	74,900,000	$1,741,525,818	$1,741,526,748
Purchases of Shares			1,400,000	32,416,611	32,416,611
Redemption of Shares			(12,050,000)	(265,464,234)	(265,464,234)
Net Increase (Decrease) due to Share Transactions			(10,650,000)	(233,047,623)	(233,047,623)
Net Income (Loss)
Net Investment Income (Loss)		22		17,258,997	17,259,019
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(28)		(23,007,967)	(23,007,995)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(34)		(72,489,140)	(72,489,174)
Net Income (Loss)		(40)		(78,238,110)	(78,238,150)
Net Change in Shareholders' Equity	—	(40)	(10,650,000)	(311,285,733)	(311,285,773)
Balance at September 30, 2024	40	$890	64,250,000	$1,430,240,085	$1,430,240,975

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$909	85,950,000	$1,952,774,731	$1,952,775,640
Purchases of Shares			4,750,000	117,331,191	117,331,191
Redemption of Shares			(3,400,000)	(81,819,988)	(81,819,988)
Net Increase (Decrease) due to Share Transactions			1,350,000	35,511,203	35,511,203
Net Income (Loss)
Net Investment Income (Loss)		(351)		23,838,784	23,838,433
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1,333		(34,436,240)	(34,434,907)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(894)		198,951,602	198,950,708
Net Income (Loss)		88		188,354,146	188,354,234
Net Change in Shareholders' Equity	—	88	1,350,000	223,865,349	223,865,437
Balance at September 30, 2023	40	$997	87,300,000	$2,176,640,080	$2,176,641,077

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$882	76,350,000	$1,683,431,474	$1,683,432,356
Purchases of Shares			8,250,000	189,030,873	189,030,873
Redemption of Shares			(20,350,000)	(452,415,348)	(452,415,348)
Net Increase (Decrease) due to Share Transactions			(12,100,000)	(263,384,475)	(263,384,475)
Net Income (Loss)
Net Investment Income (Loss)		43		55,140,434	55,140,477
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(51)		(65,193,547)	(65,193,598)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		16		20,246,199	20,246,215
Net Income (Loss)		8		10,193,086	10,193,094
Net Change in Shareholders' Equity	—	8	(12,100,000)	(253,191,389)	(253,191,381)
Balance at September 30, 2024	40	$890	64,250,000	$1,430,240,085	$1,430,240,975

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$986	107,000,000	$2,637,449,905	$2,637,450,891
Purchases of Shares			12,200,000	293,447,991	293,447,991
Redemption of Shares			(31,900,000)	(752,052,819)	(752,052,819)
Net Increase (Decrease) due to Share Transactions			(19,700,000)	(458,604,828)	(458,604,828)
Net Income (Loss)
Net Investment Income (Loss)		(334)		67,046,857	67,046,523
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1,246		(249,812,512)	(249,811,266)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(901)		180,560,658	180,559,757
Net Income (Loss)		11		(2,204,997)	(2,204,986)
Net Change in Shareholders' Equity	—	11	(19,700,000)	(460,809,825)	(460,809,814)
Balance at September 30, 2023	40	$997	87,300,000	$2,176,640,080	$2,176,641,077

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$10,193,094	$(2,204,986)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(681,625,372)	(2,044,339,627)
Proceeds from securities sold and matured	800,000,000	2,559,999,849
Cost of affiliated investments purchased	(1,411,042,779)	(2,865,333,743)
Proceeds from affiliated investments sold	1,601,661,774	2,879,370,126
Net accretion of discount on United States Treasury Obligations	(28,673,465)	(34,995,540)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	11	151
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(7,580,474)	(31,664,533)
Change in operating assets and liabilities:
Dividends from affiliates	1,587,660	(480,971)
Variation margin - Commodity Futures Contracts	(10,736,710)	54,978,556
LME Commodity Futures Contracts	(9,525,877)	(48,841,238)
Management fees	(274,803)	(490,057)
Brokerage commissions and fees	509	2,069
Net cash provided by (used in) operating activities	263,983,568	466,000,056
Cash flows from financing activities:
Distributions paid to shareholders	(599,093)	—
Proceeds from purchases of Shares	189,030,873	293,447,991
Redemption of Shares	(452,415,348)	(759,448,047)
Net cash provided by (used in) financing activities	(263,983,568)	(466,000,056)
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$324,866	$382,890

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and nine months ended September 30, 2024 and 2023.

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

G. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2024 and 2023, the Fund did not incur such expenses.

H. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $8.00 and $8.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2021.

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

K. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2024, the Fund had a receivable from the Commodity Broker of $5,069,439 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2023, the Fund had a payable to the Commodity Broker of $4,456,438 related to net realized losses on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $190,206 and $634,253 for the three and nine months ended September 30, 2024, respectively. The Managing Owner waived fees of $324,122 and $885,378 for the three and nine months ended September 30, 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$694,582,126	$—	$694,582,126
Exchange-Traded Fund	215,493,570	—	—	215,493,570
Money Market Mutual Fund	502,119,732	—	—	502,119,732
Total Investments in Securities	717,613,302	694,582,126	—	1,412,195,428
Other Investments—Assets(a)
Commodity Futures Contracts	57,857,809	—	—	57,857,809
Other Investments—Liabilities(a)
Commodity Futures Contracts	(68,219,261)	—	—	(68,219,261)
Total Other Investments	(10,361,452)	—	—	(10,361,452)
Total Investments	$707,251,850	$694,582,126	$—	$1,401,833,976

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$784,350,648	$—	$784,350,648
Exchange-Traded Fund	215,381,398	—	—	215,381,398
Money Market Mutual Fund	692,738,727	—	—	692,738,727
Total Investments in Securities	908,120,125	784,350,648	—	1,692,470,773
Other Investments—Assets(a)
Commodity Futures Contracts	13,652,359	—	—	13,652,359
Other Investments—Liabilities(a)
Commodity Futures Contracts	(44,215,202)	—	—	(44,215,202)
Total Other Investments	(30,562,843)	—	—	(30,562,843)
Total Investments	$877,557,282	$784,350,648	$—	$1,661,907,930

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$57,857,809	$(68,219,261)	$13,652,359	$(44,215,202)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2024 and December 31, 2023 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(23,007,985)	$(34,434,752)
	Net Change in Unrealized Gain (Loss)	(73,363,967)	199,272,109
Total		$(96,371,952)	$164,837,357

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(65,193,587)	$(249,811,115)
	Net Change in Unrealized Gain (Loss)	20,201,391	180,568,099
Total		$(44,992,196)	$(69,243,016)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average Notional Value	$1,569,210,331	$2,084,083,410	$1,654,291,339	$2,202,359,246

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2024.

	Value 06/30/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$215,106,065	$—	$—	$387,505	$—	$215,493,570	$2,804,986
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	831,551,651	249,837,211	(579,269,130)	—	—	502,119,732	8,519,057
Total	$1,046,657,716	$249,837,211	$(579,269,130)	$387,505	$—	$717,613,302	$11,324,043

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$215,381,398	$—	$—	$112,172	$—	$215,493,570	$8,249,696
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	692,738,727	1,411,042,779	(1,601,661,774)	—	—	502,119,732	28,508,356
Total	$908,120,125	$1,411,042,779	$(1,601,661,774)	$112,172	$—	$717,613,302	$36,758,052

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$141,424,723	$73,677,150	$—	$65,377	$—	$215,167,250	$2,362,506
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,039,991,524	491,580,300	(335,185,223)	—	—	1,196,386,601	14,895,087
Total	$1,181,416,247	$565,257,450	$(335,185,223)	$65,377	$—	$1,411,553,851	$17,257,593

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$141,250,406	$73,677,150	$—	$239,694	$—	$215,167,250	$5,271,937
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,284,100,134	2,791,656,593	(2,879,370,126)	—	—	1,196,386,601	40,031,375
Total	$1,425,350,540	$2,865,333,743	$(2,879,370,126)	$239,694	$—	$1,411,553,851	$45,303,312

Note 9 - Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 50,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to one business day after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Creation Units are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to one business day after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$23.25	$22.72	$22.05	$24.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(1.24)	1.93	(0.54)	(0.45)
Net investment income (loss) (b)	0.25	0.28	0.75	0.73
Net income (loss)	(0.99)	2.21	0.21	0.28
Net asset value per Share, end of period	$22.26	$24.93	$22.26	$24.93
Market value per Share, beginning of period (c)	$23.25	$22.72	$22.06	$24.67
Market value per Share, end of period (c)	$22.27	$24.96	$22.27	$24.96

Ratio to average Net Assets (d)
Net investment income (loss)	4.41%	4.50%	4.42%	4.11%
Expenses, after waivers	0.85%	0.82%	0.84%	0.84%
Expenses, prior to waivers	0.90%	0.88%	0.89%	0.89%
Total Return, at net asset value (e)	(4.26)%	9.73%	0.95%	1.14%
Total Return, at market value (e)	(4.21)%	9.86%	0.95%	1.18%

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of September 30, 2024:

Index Commodity	Fund Weight (%)
Aluminum	4.87%
Brent Crude Oil	12.09
Copper Grade A	5.26
Corn	4.63
Gold	10.97
Light Sweet Crude Oil (WTI)	11.97
Natural Gas	3.47
RBOB Gasoline	12.37
Silver	2.79
Soybeans	4.91
Sugar	5.04
Ultra-Low Sulphur Diesel	11.34
Wheat	5.16
Zinc	5.13
Closing Level as of September 30, 2024:	100.00%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 50,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $264.0 million and $466.0 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2024, $681.6 million was paid to purchase United States Treasury Obligations and $800.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2023, $2,044.3 million was paid to purchase United States Treasury Obligations and $2,560.0 million was received from sales and maturing United States Treasury Obligations. $1,601.7 million was received from sales of affiliated investments and $1,411.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. $2,879.4 million was received from sales of affiliated investments and $2,865.3 million was paid to purchase affiliated investments during the nine months ended September 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(264.0) million and $(466.0) million during the nine months ended September 30, 2024 and 2023, respectively. This included $189.0 million and $293.4 million from Shares purchased by Authorized Participants and $452.4 million and $759.4 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, distributions paid to Shareholders were $0.6 million. No distributions were paid to Shareholders during the nine months ended September 30, 2023.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

DBC - For the Three Months Ended September 30, 2024
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Percentage Change
6/30/2024
9/30/2024
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Three Months Ended September 30, 2023
Percentage Change
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
6/30/2023
9/30/2023
Date
NAV
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBC - For the Nine Months Ended September 30, 2024
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
Percentage Change
12/31/2023
9/30/2024
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

Performance Summary

This Report covers the three and nine months ended September 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2024	2023	2024	2023
DB Aluminum Indices	2.72%	8.31%	8.29%	(2.74)%
DB Brent Crude Oil Indices	(11.74)	20.96	(0.29)	14.29
DB Copper Grade A Indices	3.06	1.64	17.82	3.61
DB Corn Indices	(2.25)	(1.63)	(17.69)	(21.45)
DB Gold Indices	12.95	(3.89)	28.11	1.69
DB Light Crude Oil Indices	(12.02)	25.58	0.43	17.65
DB Natural Gas Indices	1.79	(3.48)	(19.82)	(45.43)
DB RBOB Gasoline Indices	(11.63)	12.25	0.46	7.16
DB Silver Indices	6.28	(2.48)	30.85	(6.61)
DB Soybeans Indices	(2.99)	(3.80)	(11.70)	(6.52)
DB Sugar Indices	7.30	16.72	5.78	54.05
DB Ultra-Low Sulphur Diesel Indices	(11.71)	19.85	(5.46)	(2.19)
DB Wheat Indices	0.14	(11.06)	(10.26)	(27.81)
DB Zinc Indices	4.38	11.35	17.65	(7.07)
AGGREGATE RETURNS	(4.12)%	9.99%	1.63%	1.88%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the three months ended September 30, 2024, the NYSE Arca market value of each Share decreased from $23.25 per Share to $22.27 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $21.02 per Share (-9.59%) on September 10, 2024, and a high of $23.77 per Share (+2.24%) on July 5, 2024. The total return for the Fund on a market value basis was -4.21%.

Commodities performance was mixed in the third quarter of 2024 with metals leading the gains, while energy was heavily pressured. Industrial and precious metals both gained on anticipation leading up to the first Federal Reserve rate cut in September, though industrial metals were further boosted by China’s surprise stimulus announcement to end the quarter. Gold was the most notable positive performer, with front prices repeatedly breaking to new record highs in the quarter. On the other hand, energy prices were pressured by low refining margins decreasing crude demand, the bearish “Trump trade,” expectations for a supply glut in 2025, and the OPEC spare capacity overhang. Rising geopolitical tensions in the Middle East did provide some support for the energy complex in September but gains were short-lived with the market watching for actual supply disruptions before acting. Agricultural commodities remained bifurcated with grains pressured by ample supplies while sugar continued gains on expected supply shortfalls.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2024, the NAV of each Share decreased from $23.25 per Share to $22.26 per Share. Falling commodity futures contracts prices for Brent Crude Oil, Corn, Light Sweet Crude Oil, RBOB Gasoline, Soybeans and Ultra-Low Sulphur Diesel were partially offset by rising commodity futures contracts prices for Aluminum, Copper Grade A, Gold, Natural Gas, Silver, Sugar, Wheat and Zinc during the three months ended September 30, 2024, contributing to an overall 5.38% decrease in the level of the Index and to a 4.12% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was -4.26%.

Net income (loss) for the three months ended September 30, 2024 was $(78.2) million, primarily resulting from $20.6 million of income, net realized gain (loss) of $(23.0) million, net change in unrealized gain (loss) of $(72.5) million and net operating expenses of $3.3 million.

For the three months ended September 30, 2023, the NAV of each Share increased from $22.72 per Share to $24.93 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Light Sweet Crude Oil, RBOB Gasoline, Sugar, Ultra-Low Sulphur Diesel and Zinc were partially offset by falling commodity futures contracts prices for Corn, Gold, Natural Gas, Silver, Soybeans and Wheat during the three months ended September 30, 2023, contributing to an overall 8.53% increase in the level of the Index and to a 9.99% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +9.73%.

Net income (loss) for the three months ended September 30, 2023 was $188.4 million, primarily resulting from $28.2 million of income, net realized gain (loss) of $(34.4) million, net change in unrealized gain (loss) of $199.0 million and net operating expenses of $4.3 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the nine months ended September 30, 2024, the NYSE Arca market value of each Share increased from $22.06 per Share to $22.27 per Share. The Share price low and high for the nine months ended September 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $21.02 per Share (-4.72%) on September 10, 2024, and a high of $23.94 per Share (+8.52%) on May 28, 2024. The total return for the Fund on a market value basis was +0.95%.

Overall, commodities performed negatively in the first three months of 2024 with both energy and agricultural commodities posting losses while metals ended higher thanks mostly to gold. More broadly, while an improving macro backdrop amid a resilient US economy and expected Federal Reserve easing boosted investor risk appetite in the first quarter, this tailwind mostly faded in the second quarter. In energy, crude oil prices gained in the first quarter on escalating tensions in the Middle East and Russia/Ukraine, but prices were pressured in the third quarter by low refining margins decreasing crude demand, the bearish “Trump trade,” expectations for a supply glut in 2025, and the OPEC spare capacity overhang. While heightened geopolitical turmoil, the Federal Reserve interest rate easing kickoff and the surprise Chinese stimulus boosted overall sentiment in September, those gains were quickly returned as the market remained in wait-and-see mode. In metals, gold repeatedly hit new records; Federal Reserve interest rate cut expectations, strong central bank demand, robust Asian consumer demand, and the increased calls for haven assets due to the escalating conflicts created the perfect storm. Industrial metals also made a comeback with the September Federal Reserve interest rate cut and China’s surprise stimulus announcement boosting sentiment. Lastly, grains were the weak links, with prices remaining under pressure on ample global supplies.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2024, the NAV of each Share increased from $22.05 per Share to $22.26 per Share. Rising commodity futures contracts prices for Aluminum, Copper Grade A, Gold, Light Sweet Crude Oil, RBOB Gasoline, Silver, Sugar and Zinc were partially offset by falling commodity futures contracts prices for Brent Crude Oil, Corn, Natural Gas, Soybeans, Ultra-Low Sulphur Diesel and Wheat during the nine months ended September 30, 2024, contributing to an overall 2.34% decrease in the level of the Index and to a 1.63% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +0.95%.

Net income (loss) for the nine months ended September 30, 2024 was $10.2 million, primarily resulting from $65.6 million of income, net realized gain (loss) of $(65.2) million, net change in unrealized gain (loss) of $20.2 million and net operating expenses of $10.5 million.

For the nine months ended September 30, 2023, the NAV of each Share increased from $24.65 per Share to $24.93 per Share. Rising commodity futures contracts prices for Brent Crude Oil, Copper Grade A, Gold, Light Sweet Crude Oil, RBOB Gasoline and Sugar were partially offset by falling commodity futures contracts prices for Aluminum, Corn, Natural Gas, Silver, Soybeans, Ultra- Low Sulphur Diesel, Wheat and Zinc during the nine months ended September 30, 2023, contributing to an overall 1.92% decrease in the level of the Index and to a 1.88% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +1.14%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2024.

				For the Nine Months Ended
				September 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,430,240,975	0.74%	$24,608,709	8

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,683,432,356	0.82%	$32,033,850	11

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

The following were the primary trading risk exposures of the Fund as of September 30, 2024 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
(b)
Not applicable.
(c)
Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	3,750,000	$22.51
August 1, 2024 to August 31, 2024	5,600,000	$22.01
September 1, 2024 to September 30, 2024	2,700,000	$21.40
Total	12,050,000	$22.03

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – September 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - September 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2024 and 2023 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – September 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2024		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2024		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools