Form 10-K
period 2024-12-31
Invesco DB Commodity Index Tracking Fund
filed 2025-02-26
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,741,425,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2025: 61,050,000

i

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

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of December 31, 2024:

Index Commodity	Fund Weight (%)
Aluminum	4.07%
Brent Crude Oil	12.69
Copper Grade A	3.86
Corn	5.62
Gold	7.89
Light Sweet Crude Oil (WTI)	12.75
Natural Gas	6.48
RBOB Gasoline	12.23
Silver	1.86
Soybeans	5.51
Sugar	5.05
Ultra-Low Sulphur Diesel	12.46
Wheat	5.33
Zinc	4.20
Closing Level as of December 31, 2024:	100.00%

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

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls from one contract to another futures contract that is intended to generate the most favorable ‘implied roll yield’ under prevailing market conditions. Where there is an upward-sloping price curve for futures contracts, the implied roll yield is expected to be negative, which is a market condition called “contango”. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. The Index’s selection of a new futures contract on an Index Commodity in such market conditions is designed to minimize the impact of negative roll yield. Additionally, in instances of particular market stress, futures contracts for the month next to occur (e.g., the April 2025 futures contract available in March 2025) may trade significantly lower than futures contracts with delivery in later months, typically indicating an oversupply of the reference commodity, in what is referred to as a “super contango” market. See Part I, Item 1A. “Risk Factors” below for a discussion of the risks associated with a super contango market.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $7.00, $7.00 and $7.00 per round-turn trade1 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Distribution Services Agreement is terminable without penalty on 60 days' written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

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

ITEM 1A. RISK FACTORS

An investment in Shares involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Report and the Fund’s prospectus dated August 26, 2024 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

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

Supply-related factors may affect crude oil prices. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent that such supply increases are not offset by commensurate growth in demand, and increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to the Organization of the Petroleum Exporting Countries (“OPEC”) production quotas and/or voluntary cuts to production, and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 15.63%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, the average annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s average annual volatility.

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

Hamas' attack against Israel in October 2023 and the ensuing conflict, have had, and may continue to have, an impact on certain commodities markets and commodity futures markets. While this impact has been particularly pronounced in energy markets (such as natural gas and oil), the conflict has also disrupted certain global shipping and trade routes, which may have wide ranging impacts across commodity markets. For example, the Houthi movement, which controls parts of Yemen, launched a number of attacks on marine vessels in the Red Sea. The Red Sea is an important maritime route for international trade. As a result of these disruptions, companies have re-routed vessels around the Cape of Good Hope rather than transiting through the Suez Canal and/or the Red Sea. While a ceasefire agreement has been reached, there is no guarantee that the parties will continue to comply with the terms of the agreement and the agreement does not mean the conflict will be resolved. The possibility of a prolonged conflict between Hamas and Israel, and the potential escalation and/or expansion of the conflict in the surrounding areas and the involvement of other nations in such conflict, could further destabilize the Middle East region and introduce new uncertainties in global commodities markets, including, but not limited to, energy markets.

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

Pandemics and Other Public Health Emergencies Could Disrupt the Global Economy and Adversely Impact the Fund’s Performance.

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Managing Owner and its service providers to operate. The COVID-19 pandemic or similar public health crises could adversely impact the Fund by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial market.

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

Super contango exists when the futures contracts for the month next to occur (e.g., the April 2025 futures contract available in March 2025) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market. Should an Index Contract experience super contango, the drag on returns may be exacerbated and ripple effects may impact the performance of futures contracts with later delivery months.

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

The Fund Is Not Actively Managed and Tracks the Index During Periods in Which the Index Is Flat or Declining as Well as When the Index Is Rising.

The Fund is not actively managed on the basis of judgments relating to economic, financial and market conditions with a view to obtaining positive results under all market conditions. Instead, the Managing Owner seeks to cause the NAV to track the performance of the Index during periods in which the Index is flat or declining as well as when the Index is rising. Therefore, under normal market conditions, if positions in any one or more of the Index Commodities are declining in value, the Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index.

Fewer Representative Commodities May Result in Greater Index Volatility.

The Index Commodities are Light Sweet Crude Oil (WTI), Ultra-Low Sulphur Diesel (also commonly known as Heating Oil), RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Aluminum, Zinc, Copper Grade A, Corn, Wheat, Soybeans, and Sugar. Other commodity indexes may contain a larger number of commodities than the Index. Accordingly, increased volatility in a single Index Commodity is expected to have a greater impact on the Index’s overall volatility than would likely be the case with increased volatility in a single commodity within a broader index. Because the Fund tracks the performance of the Index, your investment in the Fund will be exposed to the relatively greater impact on the Index of volatility in a single Index Commodity.

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

Position Aggregation. In general, a trader is required by CFTC or exchange rules, as applicable, to aggregate all positions in accounts as to which the trader has 10% or greater ownership or control. CFTC and exchange rules provide exemptions from this requirement. For example, a trader is not required to aggregate positions in multiple accounts that it owns or controls if that trader is able to satisfy the requirements of an exemption from aggregation of those accounts.

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

Since coming into effect on January 3, 2018, Markets in Financial Instruments Directive II (“MiFID II”), as implemented in the European Economic Area (“EEA”) and the United Kingdom (“UK”), requires the competent authorities of member states in the EEA and the UK to impose position limits on certain commodity derivatives contracts which are applicable to any person, whether or not based in the EEA or the UK. Pursuant to laws and regulations that implemented MiFID II in the UK, the UK regulatory authority, the Financial Conduct Authority (“FCA”), has established position limits applicable to, among other commodity derivative contracts, aluminum, copper, lead, nickel, tin and zinc commodity derivative contracts traded on the London Metal Exchange (“LME”). LME may also impose accountability levels in certain contracts, where further directions in respect of those positions can then be required. If the Fund were to trade commodity derivatives contracts on other exchanges in the EEA or the UK, position limits may apply to such trading activity pursuant to the relevant national laws and regulations that implemented MiFID II. On January 31, 2020, the UK formally withdrew from the European Union (“EU”) subject to a transition period that expired on December 31, 2020. At this time, it is difficult to predict what the longer-term economic, tax, fiscal, legal, regulatory, and other implications of the UK’s withdrawal from the EU will be for the UK, the EU and the global financial markets generally and for the Fund and its investments specifically. Any UK firm that was trading derivatives in EEA markets using a MiFID passport prior to the conclusion of the transition period can no longer use a MiFID II passport to do so and instead needs to look to any MiFID II third country regime to access the EEA market or establish a MiFID II compliant EEA branch or subsidiary. The loss of MiFID II passports by UK-based firms could adversely affect the Fund’s ability to trade derivatives in EEA markets through UK-based firms.

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

You May Be Adversely Impacted by the Lack of Independent Advisers Representing Investors.

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

Although risks from cyber threats have not materially affected the Fund’s business strategy, results of operations or financial condition as of December 31, 2024, Invesco continues to closely monitor cyber risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks we face from cybersecurity threats, please see “Due to the Increased Use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks” in Item 1A. Risk Factors.

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

Holders

As of January 31, 2025 the Fund had 124 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended December 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2024 to October 31, 2024	850,000	$22.92
November 1, 2024 to November 30, 2024	1,250,000	$22.17
December 1, 2024 to December 31, 2024	2,850,000	$21.98
Total	4,950,000	$22.19

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

The Fund has not reached position limits with respect to the 2024 and 2023 reporting periods.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $431.5 million and $809.1 million for the years ended December 31, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2024, $1,072.9 million was paid to purchase United States Treasury Obligations and $1,500.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2023, $2,725.8 million was paid to purchase United States Treasury Obligations and $3,260.0 million was received from sales and maturing United States Treasury Obligations. $2,239.4 million was received from sales of affiliated investments and $2,208.0 million was paid to purchase affiliated investments during the year ended December 31, 2024. $4,072.9 million was received from sales of affiliated investments and $3,555.3 million was paid to purchase affiliated investments during the year ended December 31, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(422.2) million and $(809.1) million during the years ended December 31, 2024 and 2023, respectively. This included $208.1 million and $370.3 million from Shares purchased by Authorized Participants and $562.2 million and $1,095.2 million from Shares redeemed by Authorized Participants during the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, distributions paid to Shareholders were $68.1 million and $84.2 million, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

DBC - For the Year Ended December 31, 2024
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
Percentage Change
12/31/2023
12/31/2024
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
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2024 and 2023. For performance discussion related to the year ended December 31, 2022, see the annual report for the year ended December 31, 2022 available at http://www.invesco.com/ETFs.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Years Ended December 31, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Years Ended December 31, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Years Ended
	December 31,
Underlying Index	2024	2023
DB Aluminum Indices	5.24%	(0.73)%
DB Brent Crude Oil Indices	6.14	(1.05)
DB Copper Grade A Indices	5.39	8.18
DB Corn Indices	(18.05)	(21.37)
DB Gold Indices	28.81	12.86
DB Light Crude Oil Indices	8.07	(3.03)
DB Natural Gas Indices	(16.37)	(56.57)
DB RBOB Gasoline Indices	5.38	(4.28)
DB Silver Indices	22.30	(0.37)
DB Soybeans Indices	(16.93)	(6.48)
DB Sugar-Indices	(6.94)	31.14
DB Ultra Low Sulphur Diesel Indices	(1.47)	(13.93)
DB Wheat Indices	(16.76)	(22.84)
DB Zinc Indices	14.96	(5.19)
AGGREGATE RETURNS	2.85%	(5.33)%

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

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Fund Share Price Performance

For the year ended December 31, 2024, the NYSE Arca market value of each Share decreased from $22.06 per Share to $21.38 per Share. The Share price low and high for the year ended December 31, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $20.92 per Share (-5.17%) on December 23, 2024, and a high of $23.94 per Share (+8.52%) on May 28, 2024. On December 27, 2024, the Fund paid a distribution of $1.11582 for each General Share and Share to holders of record as of December 23, 2024. Therefore, the total return for the Fund on a market value basis was +2.09%.

Commodities ended 2024 lower, driven by losses in both energy and agricultural commodities, while metals ended higher thanks mostly to gold. More broadly, while an improving macroeconomic backdrop amid a resilient US economy and expected Federal Reserve interest rate easing boosted investor risk appetite in the first quarter, this tailwind mostly faded in the second quarter. In energy, crude oil prices gained in the first quarter on escalating tensions in the Middle East and between Russia and Ukraine, but prices were pressured in the third quarter by low refining margins, decreasing crude demand, the bearish Trump trade, expectations for a supply glut in 2025, and the OPEC spare capacity overhang. While heightened geopolitical turmoil, the Federal Reserve’s interest rate easing kickoff, and the surprise Chinese stimulus boosted overall sentiment in September, those gains were quickly returned as the market remained in wait-and-see mode. However, energy did make a comeback in the fourth quarter, supported by the escalating tit-for-tat war between Israel and Iran. In metals, gold repeatedly hit new record highs due to Federal Reserve interest rate cut expectations, strong central bank demand, robust Asian consumer demand, and the increased calls for haven assets due to escalating geopolitical conflicts. Industrial metals also made a comeback in the third quarter with the September Federal Reserve interest rate cut and China’s surprise stimulus announcement boosting sentiment. However, grains consistently underperformed, with prices remaining under pressure due to ample global supplies and generally favorable growing conditions.

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

Fund Share Net Asset Performance

For the year ended December 31, 2024, the NAV of each Share decreased from $22.05 per Share to $21.35 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Gold, Light Crude Oil, RBOB Gasoline, Silver and Zinc were partially offset by falling commodity futures contracts prices for Corn, Natural Gas, Soybean, Sugar, Ultra-Low Sulphur Diesel and Wheat during the year ended December 31, 2024, contributing to an overall 2.28% decrease in the level of the Index and to a 2.85% increase in the level of the DBIQ-OY Diversified TR™. On December 27, 2024, the Fund paid a distribution of $1.11582 for each General Share and Share to holders of record as of December 23, 2024. Therefore, the total return for the Fund on a NAV basis was +2.00%.

Net income (loss) for the year ended December 31, 2024 was $22.4 million, primarily resulting from $82.6 million of income, net realized gain (loss) of $(56.3) million, net change in unrealized gain (loss) of $9.6 million and net operating expenses of $13.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,284,185,900	0.73%	$21,770,017	17

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,683,432,356	0.82%	$32,033,850	11

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

The following were the primary trading risk exposures of the Fund as of December 31, 2024 by market sector.

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

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2024.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2024, as stated in their report on page 36 of the Fund’s Annual Report on Form 10-K.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB Commodity Index Tracking Fund) and Shareholders of Invesco DB Commodity Index Tracking Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB Commodity Index Tracking Fund (the “Fund”) as of December 31, 2024 and 2023, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 25, 2025

We have served as the Fund’s auditor since 2013.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

December 31, 2024 and 2023

	December 31,
	2024	2023

Assets
United States Treasury Obligations, at value (cost $392,834,605 and $783,578,544, respectively)	$393,253,144	$784,350,648
Affiliated investments, at value (cost $876,300,343 and $907,765,903, respectively)	876,644,367	908,120,125
Other investments:
Variation margin receivable- Commodity Futures Contracts	5,450,444	—
LME Commodity Futures Contracts receivable	235,303	—
Unrealized appreciation on LME Commodity Futures Contracts	4,193,218	4,964,271
Cash held by custodian	9,308,099	—
Receivable for:
Dividends from affiliates	2,723,552	3,716,526
Total assets	$1,291,808,127	$1,701,151,570
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$9,665,016
LME Commodity Futures Contracts payable	—	4,456,438
Unrealized depreciation on LME Commodity Futures Contracts	6,716,016	1,777,646
Payable for:
Distributions	—	599,093
Management fees	901,585	1,216,569
Brokerage commissions and fees	4,626	4,452
Total liabilities	7,622,227	17,719,214
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	854	882
Shareholders' equity—Shares	1,284,185,046	1,683,431,474
Total shareholders' equity	1,284,185,900	1,683,432,356
Total liabilities and equity	$1,291,808,127	$1,701,151,570
General Shares outstanding	40	40
Shares outstanding	60,150,000	76,350,000
Net asset value per share	$21.35	$22.05
Market value per share	$21.38	$22.06

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2024

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations(a)
U.S. Treasury Bills, 4.340% due May 29, 2025(b)	30.62%	$393,253,144	$400,000,000
Total United States Treasury Obligations (cost $392,834,605)	30.62%	$393,253,144
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $215,027,176)(c)	16.78%	$215,371,200	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.43% (cost $661,273,167)(c)(d)	51.49	661,273,167	661,273,167
Total Affiliated Investments (cost $876,300,343)	68.27%	$876,644,367
Total Investments in Securities (cost $1,269,134,948)	98.89%	$1,269,897,511

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $393,200,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of December 31, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,257	September - 2025	$72,061,125	$122,322	$122,322
CBOT Soybean	1,381	November - 2025	70,793,513	(3,348,283)	(3,348,283)
CBOT Wheat	2,402	July - 2025	68,396,950	(15,174,764)	(15,174,764)
COMEX Gold	366	December - 2025	101,268,540	(2,679,883)	(2,679,883)
COMEX Silver	156	December - 2025	23,848,500	(2,431,993)	(2,431,993)
ICE-UK Brent Crude	2,181	January - 2025	162,789,840	6,255,850	6,255,850
LME Aluminum	813	June - 2025	51,993,992	(2,348,178)	(2,348,178)
LME Copper	225	May - 2025	49,578,750	(4,367,838)	(4,367,838)
LME Zinc	721	October - 2025	53,990,463	4,193,218	4,193,218
NYB-ICE Sugar	3,309	July - 2025	64,856,400	(3,960,337)	(3,960,337)
NYMEX Natural Gas	2,636	April - 2025	83,218,520	7,814,045	7,814,045
NYMEX NY Harbor ULSD	1,708	May - 2025	159,956,933	(14,159,582)	(14,159,582)
NYMEX RBOB Gasoline	1,988	November - 2025	157,030,927	1,596,588	1,596,588
NYMEX WTI Crude	2,297	February - 2025	163,661,250	7,907,790	7,907,790
Total Commodity Futures Contracts				$(20,581,045)	$(20,581,045)

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses For the Years Ended

December 31, 2024, 2023 and 2022

	2024	2023	2022
Income
Interest Income	$36,584,440	$46,312,771	$18,818,928
Dividends from Affiliates	46,006,931	61,814,575	31,109,319
Total Income	82,591,371	108,127,346	49,928,247
Expenses
Management Fees	13,601,721	18,202,873	31,061,923
Brokerage Commissions and Fees	261,534	402,070	784,308
Interest Expense	433,098	511,287	349,325
Total Expenses	14,296,353	19,116,230	32,195,556
Less: Waivers	(808,525)	(1,188,829)	(1,623,656)
Net Expenses	13,487,828	17,927,401	30,571,900
Net Investment Income (Loss)	69,103,543	90,199,945	19,356,347
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(4)	(154)	—
Affiliated Investments	—	—	(103,308)
Commodity Futures Contracts	(56,339,164)	(248,497,488)	732,359,785
Net Realized Gain (Loss)	(56,339,168)	(248,497,642)	732,256,477
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(353,565)	336,743	428,208
Affiliated Investments	(10,198)	453,841	(522,617)
Commodity Futures Contracts	9,981,798	5,796,728	(199,728,345)
Net Change in Unrealized Gain (Loss)	9,618,035	6,587,312	(199,822,754)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(46,721,133)	(241,910,330)	532,433,723
Net Income (Loss)	$22,382,410	$(151,710,385)	$551,790,070

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2024

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$882	76,350,000	$1,683,431,474	$1,683,432,356
Purchases of Shares			9,100,000	208,115,689	208,115,689
Redemption of Shares			(25,300,000)	(562,237,400)	(562,237,400)
Net Increase (Decrease) due to Share Transactions			(16,200,000)	(354,121,711)	(354,121,711)
Return of Capital Distributions		(45)		(67,507,110)	(67,507,155)
Net Income (Loss)
Net Investment Income (Loss)		46		69,103,497	69,103,543
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(35)		(56,339,133)	(56,339,168)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		6		9,618,029	9,618,035
Net Income (Loss)		17		22,382,393	22,382,410
Net Change in Shareholders' Equity	—	(28)	(16,200,000)	(399,246,428)	(399,246,456)
Balance at December 31, 2024	40	$854	60,150,000	$1,284,185,046	$1,284,185,900

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$22,382,410	$(151,710,385)	$551,790,070
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(1,072,897,142)	(2,725,821,126)	(3,513,373,147)
Proceeds from securities sold and matured	1,500,000,000	3,259,999,847	2,882,029,600
Cost of affiliated investments purchased	(2,207,958,507)	(3,555,261,081)	(7,464,209,086)
Proceeds from affiliated investments sold	2,239,424,067	4,072,945,337	8,042,449,383
Net accretion of discount on United States Treasury Obligations	(36,358,923)	(45,806,209)	(18,597,705)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	4	154	103,308
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	6,073,186	(37,201,718)	63,097,601
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(15,115,460)	38,134,315	(62,155,794)
LME Commodity Futures Contracts	(4,691,741)	(46,384,666)	59,888,443
Dividends from affiliates	992,974	890,154	(4,569,269)
Management fees	(314,984)	(681,835)	36,219
Brokerage commissions and fees	174	1,498	(557)
Net cash provided by (used in) operating activities	431,536,058	809,104,285	536,489,066
Cash flows from financing activities:
Distributions paid to shareholders	(68,106,248)	(84,199,842)	(16,159,645)
Proceeds from purchases of Shares	208,115,689	370,325,566	2,336,302,006
Redemption of Shares	(562,237,400)	(1,095,230,009)	(2,856,631,427)
Net cash provided by (used in) financing activities	(422,227,959)	(809,104,285)	(536,489,066)
Net change in cash	9,308,099	—	—
Cash at beginning of period	—	—	—
Cash at end of period	$9,308,099	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$433,098	$511,287	$349,325

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Financial Statements

December 31, 2024

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2024, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

C. Segment Reporting

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), with the intent of improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole thereby enabling better understanding of how an entity's segments impact overall performance. The Fund represents a single operating segment. Subject to the oversight and, when applicable, approval of the Board of Managers, the Fund's Managing Owner acts as the Fund's chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Fund. The CODM monitors the operating results as a whole and the Fund's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Fund's financial statements. Adoption of the new standard impacted the Fund's financial statement note disclosures only and did not affect the Fund's financial position or the results of its operations.

D. Investment Valuations

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

E. Investment Transactions and Investment Income

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

F. Profit and Loss Allocations and Distributions

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. A distribution for the year ended December 31, 2024 was paid on December 27, 2024 to holders of record as of December 23, 2024 at a rate of $1.11582 for each General Share and Share for a total distribution of $45 to General Shares and $67,507,110 to Shares.

The table below shows distributions per General Share and Share in total for the years presented:

	Years Ended December 31,
	2024	2023	2022
Distributions per General Share	$1.11582	$1.08926	$0.14467
Distributions per Share	$1.11582	$1.08926	$0.14467
Distributions paid to General Shares	$45	$44	$6
Distributions paid to Shares	$67,507,110	$84,798,891	$16,159,639

G. Routine Operational, Administrative and Other Ordinary Expenses

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2024, 2023 and 2022, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00, $7.00 and $7.00 per round-turn trade for the years ended December 31, 2024, 2023 and 2022, respectively.

J. Income Taxes

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

K. Commodity Futures Contracts

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of December 31, 2024, the Fund had a receivable from the Commodity Broker of $235,303 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2023, the Fund had a payable to the Commodity Broker of $4,456,438 related to net realized losses on LME contracts, which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $808,525, $1,188,829 and $1,623,656 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of December 31, 2024 and 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$393,253,144	$—	$393,253,144
Exchange-Traded Fund	215,371,200	—	—	215,371,200
Money Market Mutual Fund	661,273,167	—	—	661,273,167
Total Investments in Securities	876,644,367	393,253,144	—	1,269,897,511
Other Investments - Assets(a)
Commodity Futures Contracts	27,889,813	—	—	27,889,813
Other Investments - Liabilities(a)
Commodity Futures Contracts	(48,470,858)	—	—	(48,470,858)
Total Other Investments	(20,581,045)	—	—	(20,581,045)
Total Investments	$856,063,322	$393,253,144	$—	$1,249,316,466

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$784,350,648	$—	$784,350,648
Exchange-Traded Fund	215,381,398	—	—	215,381,398
Money Market Mutual Fund	692,738,727	—	—	692,738,727
Total Investments in Securities	908,120,125	784,350,648	—	1,692,470,773
Other Investments - Assets(a)
Commodity Futures Contracts	13,652,359	—	—	13,652,359
Other Investments - Liabilities(a)
Commodity Futures Contracts	(44,215,202)	—	—	(44,215,202)
Total Other Investments	(30,562,843)	—	—	(30,562,843)
Total Investments	$877,557,282	$784,350,648	$—	$1,661,907,930

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$27,889,813	$(48,470,858)	$13,652,359	$(44,215,202)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2024 and December 31, 2023 Statements of Financial Condition for non-LME Commodity Futures Contracts.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(56,339,164)	$(248,497,488)	$732,359,785
	Net Change in Unrealized Gain (Loss)	9,981,798	5,796,728	(199,728,345)
Total		$(46,357,366)	$(242,700,760)	$532,631,440

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Years Ended
	December 31,
	2024	2023	2022
Average Notional Value	$1,587,554,905	$2,142,575,195	$3,525,365,401

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2024	Dividend Income
Invesco Short Term Treasury ETF	$215,381,398	$—	$—	$(10,198)	$—	$215,371,200	$10,743,495
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	692,738,727	2,207,958,507	(2,239,424,067)	—	—	661,273,167	35,263,436
Total	$908,120,125	$2,207,958,507	$(2,239,424,067)	$(10,198)	$—	$876,644,367	$46,006,931

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2023	Dividend Income
Invesco Treasury Collateral ETF	$141,250,406	$73,677,151	$—	$453,841	$—	$215,381,398	$8,154,302
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,284,100,134	3,481,583,930	(4,072,945,337)	—	—	692,738,727	53,660,273
Total	$1,425,350,540	$3,555,261,081	$(4,072,945,337)	$453,841	$—	$908,120,125	$61,814,575

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$192,860,687	$21,093,803	$(72,078,159)	$(522,617)	$(103,308)	$141,250,406	$2,887,237
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,811,356,075	7,443,115,283	(7,970,371,224)	—	—	1,284,100,134	28,222,082
Total	$2,004,216,762	$7,464,209,086	$(8,042,449,383)	$(522,617)	$(103,308)	$1,425,350,540	$31,109,319

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2024, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Years Ended December 31,
	2024	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$22.05	$24.65	$20.72
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.56)	(2.52)	3.93
Net investment income (loss) (b)	0.98	1.01	0.14
Net income (loss)	0.42	(1.51)	4.07
Less:
Return of capital distributions	(1.12)	(1.09)	(0.14)
Net asset value per Share, end of period	$21.35	$22.05	$24.65
Market value per Share, beginning of period (c)	$22.06	$24.67	$20.78
Market value per Share, end of period (c)	$21.38	$22.06	$24.67

Ratio to average Net Assets
Net investment income (loss)	4.32%	4.21%	0.53%
Expenses, after waivers	0.84%	0.84%	0.84%
Expenses, prior to waivers	0.89%	0.89%	0.88%
Total Return, at net asset value (d)	2.00%	(6.18)%	19.69%
Total Return, at market value (d)	2.09%	(6.22)%	19.43%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2024. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 35 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2024, as stated in their report on page 36 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

A person is a principal of a CFTC registrant based on the person’s role or position with a registrant, ability to control a registrant’s business activities or ownership or financial stake in a registrant. As of December 31, 2024, the following principals serve in the below capacities on behalf of the Managing Owner and, unless otherwise indicated, are not executive officers of the Fund:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
Melanie Ringold[1]	Board of Managers
David Hemming	Vice President, Head of Alternatives Portfolio Management

1. Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Fund.

Invesco Group Services Inc. is also a principal of the Managing Owner.

The Managing Owner is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan and Krugman and Ms. Ringold.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan and Krugman and Ms. Ringold. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Fund’s financial statements, the Fund's compliance with legal and regulatory requirements, the qualifications and independence of the Fund’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Fund, and the performance of the independent auditor.

The Managing Owner has designated Mr. Hubbard as the trading principal of the Fund.

Brian Hartigan(46) has been Chief Executive Officer of the Managing Owner since November 2023. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Hartigan has been a Member of the Board of Managers of the Managing Owner since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (44) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman(47) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Terry Vacheron CPA (60) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Managing Owner and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Managing Owner and Invesco Advisers Inc., a registered investment adviser affiliated with the Managing Owner, on June 29, 2022.

Kelli Gallegos(54) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars(48) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

Melanie Ringold (48) has been a Member of the Board of Managers of the Sponsor since July 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change Committee. Ms. Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Sponsor on July 31, 2024.

David Hemming (43) joined the Managing Owner in September 2016 as a Senior Portfolio Manager and has been Head of Alternatives Portfolio Management since November 2020, and a Vice President of the Managing Owner since November 2024. In these roles, Mr. Hemming manages a team of two other portfolio managers and is responsible for portfolio management processes for over 20 commodity and alternatives-based registered investment companies and other pooled investment vehicles managed by the Managing Owner. He is a graduate of University of St. Andrews (Scotland), with an MA (honours) in Economics and International relations, and City University Business School, with a MSc in Investment Management. Mr. Hemming was listed as a principal of the Managing Owner on November 6, 2024, and he was registered as associated person and swap associated person the Managing Owner on April 19, 2017, and April 26, 2017, respectively.

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

Insider Trading Policy

The Managing Owner has adopted an Insider Trading Policy, which applies to all of its employees and itself. The Insider Trading Policy operates in concert with the Code of Ethics and Personal Trading Policy for North America (collectively, the “Trading Policies”). The Managing Owner believes that the Trading Policies are reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Fund, as well as the applicable rules and regulations of the Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The Fund has no employees, officers or directors. The Managing Owner receives a monthly Management Fee of 1/12th of 0.85% per annum of the daily NAV of the Fund at the end of each month.

For the year ended December 31, 2024, the Fund incurred Management Fees of $13,601,721 of which $12,700,136 had been paid at December 31, 2024. Management Fees of $901,585 were unpaid at December 31, 2024 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2024, the Fund incurred brokerage commissions of $261,534 of which $256,908 had been paid at December 31, 2024. Brokerage commissions of $4,626 were unpaid at December 31, 2024 and are reported as a liability on the Statements of Financial Condition.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2025, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2024 and 2023.

	Fiscal Years Ended December 31,
	2024	2023
Audit Fees	$88,930	$85,510
Audit-Related Fees (1)	10,250	—
Tax Fees (2)	1,095,433	1,428,543
All Other Fees	—	—
Total	$1,194,613	$1,514,053

(1)
Audit-Related Fees for fiscal year ended December 31, 2024 include fees billed for reviewing regulatory filings.
(2)
Tax Fees for the fiscal years ended December 31, 2024 and 2023 include fees billed for preparing tax forms.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]
4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]
4.2	Form of Participant Agreement [4]
4.2.1	Amendment to Form of Participant Agreement [4]
4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Escrow Agreement [6]

10.2	Form of Customer Agreement [7]

10.3	Form of Administration Agreement [8]

10.4	Form of Global Custody Agreement [8]

10.5	Form of Transfer Agency and Service Agreement [9]

10.6	Distribution Services Agreement [10]
19.1	Insider Trading Policies and Procedures (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Policy Relating to Recovery of Erroneously Awarded Compensation [11]

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund— December 31, 2024 and December 31, 2023, (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund—December 31, 2024, (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund—December 31, 2023, (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund—Years Ended December 31, 2024, 2023 and 2022, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund—Year Ended December 31, 2024, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund—Year Ended December 31, 2023, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund— Year Ended December 31, 2022, (viii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund—Years Ended December 31, 2024, 2023 and 2022, and (ix) Notes to Financial Statements of Invesco DB Commodity Index Tracking Fund.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL

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
11.
Previously filed as an exhibit to Form 10-K on February 23, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 25, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 25, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 25, 2025

/s/ Melanie Ringold Melanie Ringold	Manager	February 25, 2025

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.