Form 10-Q
period 2025-06-30
Invesco DB Commodity Index Tracking Fund
filed 2025-08-07
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of outstanding Shares as of June 30, 2025: 56,450,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $0 and $392,834,605, respectively)	$—	$393,253,144
Affiliated investments, at value (cost $1,002,112,590 and $876,300,343, respectively)	1,002,334,244	876,644,367
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	5,450,444
LME Commodity Futures Contracts receivable	1,664,780	235,303
Unrealized appreciation on LME Commodity Futures Contracts	6,407,024	4,193,218
Cash held by Custodian	—	9,308,099
Deposit with Commodity Broker	205,072,113	—
Receivable for:
Fund shares sold	14,169,988	—
Dividends from affiliates	2,678,529	2,723,552
Investments sold	824	—
Total assets	$1,232,327,502	$1,291,808,127
Liabilities
Other investments:
Unrealized depreciation on LME Commodity Futures Contracts	$134,521	$6,716,016
Payable for:
Due to Custodian	667	—
Management fees	1,583,088	901,585
Brokerage commissions and fees	3,694	4,626
Total liabilities	1,721,970	7,622,227
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	872	854
Shareholders' equity—Shares	1,230,604,660	1,284,185,046
Total shareholders' equity	1,230,605,532	1,284,185,900
Total liabilities and equity	$1,232,327,502	$1,291,808,127
General Shares outstanding	40	40
Shares outstanding	56,450,000	60,150,000
Net asset value per share	$21.80	$21.35
Market value per share	$21.81	$21.38

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

June 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $215,027,176) (a)	17.49%	$215,248,830	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.26% (cost $787,085,414) (a)(b)	63.96	787,085,414	787,085,414
Total Affiliated Investments (cost $1,002,112,590)	81.45%	$1,002,334,244
Total Investments in Securities (cost $1,002,112,590)	81.45%	$1,002,334,244

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	3,112	September - 2025	63,679,300	$(4,954,070)	$(4,954,070)
CBOT Soybean	1,317	November - 2025	67,627,950	(2,519,386)	(2,519,386)
CBOT Wheat	2,023	July - 2026	60,310,688	(2,065,610)	(2,065,610)
COMEX Gold	350	December - 2025	117,701,500	16,794,168	16,794,168
COMEX Silver	149	December - 2025	27,277,430	2,114,136	2,114,136
ICE-UK Brent Crude	2,181	July - 2025	145,559,940	2,954,010	2,954,010
LME Aluminum	775	August - 2025	50,351,363	2,461,176	2,461,176
LME Copper	213	April - 2026	52,387,350	3,945,848	3,945,848
LME Zinc	688	October - 2025	47,413,176	(134,521)	(134,521)
NYB-ICE Sugar	3,111	June - 2026	57,804,869	(1,000,765)	(1,000,765)
NYMEX Natural Gas	2,523	April - 2026	96,126,300	(130,210)	(130,210)
NYMEX NY Harbor ULSD	1,652	July - 2025	157,938,798	11,903,828	11,903,828
NYMEX RBOB Gasoline	1,897	November - 2025	144,385,223	(4,120,386)	(4,120,386)
NYMEX WTI Crude	2,292	October - 2025	142,241,520	(4,560,131)	(4,560,131)
Total Commodity Futures Contracts				$20,688,087	$20,688,087

(c)
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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income
Interest Income	$3,890,507	$9,326,890	$8,301,944	$19,588,392
Dividends from Affiliates	8,497,747	13,546,440	18,108,485	25,434,009
Total Income	12,388,254	22,873,330	26,410,429	45,022,401
Expenses
Management Fees	2,553,620	3,748,767	5,370,831	7,270,753
Brokerage Commissions and Fees	133,285	115,874	195,504	126,881
Interest Expense	17,992	77,394	78,941	187,356
Total Expenses	2,704,897	3,942,035	5,645,276	7,584,990
Less: Waivers	(191,994)	(228,551)	(389,267)	(444,047)
Net Expenses	2,512,903	3,713,484	5,256,009	7,140,943
Net Investment Income (Loss)	9,875,351	19,159,846	21,154,420	37,881,458
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	(1)	—	(1)
Commodity Futures Contracts	(39,319,900)	(39,615,424)	(43,871,311)	(42,185,602)
Net Realized Gain (Loss)	(39,319,900)	(39,615,425)	(43,871,311)	(42,185,603)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(111,502)	128,688	(418,539)	(554,636)
Affiliated Investments	10,197	—	(122,370)	(275,333)
Commodity Futures Contracts	(21,613,506)	39,774,667	41,269,132	93,565,358
Net Change in Unrealized Gain (Loss)	(21,714,811)	39,903,355	40,728,223	92,735,389
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(61,034,711)	287,930	(3,143,088)	50,549,786
Net Income (Loss)	$(51,159,360)	$19,447,776	$18,011,332	$88,431,244

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$900	60,400,000	$1,359,188,491	$1,359,189,391
Purchases of Shares			4,100,000	90,613,862	90,613,862
Redemption of Shares			(8,050,000)	(168,038,361)	(168,038,361)
Net Increase (Decrease) due to Share Transactions			(3,950,000)	(77,424,499)	(77,424,499)
Net Income (Loss)
Net Investment Income (Loss)		13		9,875,338	9,875,351
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(41)		(39,319,859)	(39,319,900)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		(21,714,811)	(21,714,811)
Net Income (Loss)		(28)		(51,159,332)	(51,159,360)
Net Change in Shareholders' Equity	—	(28)	(3,950,000)	(128,583,831)	(128,583,859)
Balance at June 30, 2025	40	$872	56,450,000	$1,230,604,660	$1,230,605,532

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$919	74,700,000	$1,716,827,032	$1,716,827,951
Purchases of Shares			3,350,000	78,485,537	78,485,537
Redemption of Shares			(3,150,000)	(73,234,516)	(73,234,516)
Net Increase (Decrease) due to Share Transactions			200,000	5,251,021	5,251,021
Net Income (Loss)
Net Investment Income (Loss)		11		19,159,835	19,159,846
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(22)		(39,615,403)	(39,615,425)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		22		39,903,333	39,903,355
Net Income (Loss)		11		19,447,765	19,447,776
Net Change in Shareholders' Equity	—	11	200,000	24,698,786	24,698,797
Balance at June 30, 2024	40	$930	74,900,000	$1,741,525,818	$1,741,526,748

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$854	60,150,000	$1,284,185,046	$1,284,185,900
Purchases of Shares			7,550,000	167,294,050	167,294,050
Redemption of Shares			(11,250,000)	(238,885,750)	(238,885,750)
Net Increase (Decrease) due to Share Transactions			(3,700,000)	(71,591,700)	(71,591,700)
Net Income (Loss)
Net Investment Income (Loss)		21		21,154,399	21,154,420
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(44)		(43,871,267)	(43,871,311)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		41		40,728,182	40,728,223
Net Income (Loss)		18		18,011,314	18,011,332
Net Change in Shareholders' Equity	—	18	(3,700,000)	(53,580,386)	(53,580,368)
Balance at June 30, 2025	40	$872	56,450,000	$1,230,604,660	$1,230,605,532

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$882	76,350,000	$1,683,431,474	$1,683,432,356
Purchases of Shares			6,850,000	156,614,262	156,614,262
Redemption of Shares			(8,300,000)	(186,951,114)	(186,951,114)
Net Increase (Decrease) due to Share Transactions			(1,450,000)	(30,336,852)	(30,336,852)
Net Income (Loss)
Net Investment Income (Loss)		21		37,881,437	37,881,458
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(23)		(42,185,580)	(42,185,603)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		50		92,735,339	92,735,389
Net Income (Loss)		48		88,431,196	88,431,244
Net Change in Shareholders' Equity	—	48	(1,450,000)	58,094,344	58,094,392
Balance at June 30, 2024	40	$930	74,900,000	$1,741,525,818	$1,741,526,748

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$18,011,332	$88,431,244
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(681,625,361)
Proceeds from securities sold and matured	400,000,000	800,000,000
Cost of affiliated investments purchased	(604,887,271)	(1,161,205,568)
Proceeds from affiliated investments sold	479,075,024	1,022,392,644
Net accretion of discount on United States Treasury Obligations	(7,165,395)	(19,468,630)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	1
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(8,254,392)	(9,249,115)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	5,450,444	(3,097,040)
Deposit with Commodity Broker	(205,072,113)	—
Dividends from affiliates	45,023	206,165
Investments sold	(824)	—
LME Commodity Futures Contracts	(1,429,477)	(5,384,205)
Management fees	681,503	(63,484)
Brokerage commissions and fees	(932)	(706)
Net cash provided by (used in) operating activities	76,452,922	30,935,945
Cash flows from financing activities:
Distributions paid to shareholders	—	(599,093)
Proceeds from purchases of Shares	153,124,062	156,614,262
Redemption of Shares	(238,885,750)	(186,951,114)
Increase (decrease) in payable for amount due to custodian	667	—
Net cash provided by (used in) financing activities	(85,761,021)	(30,935,945)
Net change in cash	(9,308,099)	—
Cash at beginning of period	9,308,099	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$78,941	$187,356

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2025

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues or corporate earnings, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, military conflicts, acts of terrorism, economic crises, economic sanctions and tariffs, significant governmental actions or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were declared for the three and six months ended June 30, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $8.00 and $8.00 per round-turn trade during the three and six months ended June 30, 2024, respectively.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2025, the Fund had a receivable from the Commodity Broker of $1,664,780 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2024, the Fund had a receivable to the Commodity Broker of $235,303 related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $191,994 and $389,267 for the three and six months ended June 30, 2025, respectively. The Managing Owner waived fees of $228,551 and $444,047 for the three and six months ended June 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$—	$—	$—
Exchange-Traded Fund	215,248,830	—	—	215,248,830
Money Market Mutual Fund	787,085,414	—	—	787,085,414
Total Investments in Securities	1,002,334,244	—	—	1,002,334,244
Other Investments—Assets(a)
Commodity Futures Contracts	40,173,166	—	—	40,173,166
Other Investments—Liabilities(a)
Commodity Futures Contracts	(19,485,079)	—	—	(19,485,079)
Total Other Investments	20,688,087	—	—	20,688,087
Total Investments	$1,023,022,331	$—	$—	$1,023,022,331

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$393,253,144	$—	$393,253,144
Exchange-Traded Fund	215,371,200	—	—	215,371,200
Money Market Mutual Fund	661,273,167	—	—	661,273,167
Total Investments in Securities	876,644,367	393,253,144	—	1,269,897,511
Other Investments—Assets(a)
Commodity Futures Contracts	27,889,813	—	—	27,889,813
Other Investments—Liabilities(a)
Commodity Futures Contracts	(48,470,858)	—	—	(48,470,858)
Total Other Investments	(20,581,045)	—	—	(20,581,045)
Total Investments	$856,063,322	$393,253,144	$—	$1,249,316,466

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$40,173,166	$(19,485,079)	$27,889,813	$(48,470,858)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition for non-LME Commodity Futures Contracts, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(39,319,900)	$(39,615,424)
	Net Change in Unrealized Gain (Loss)	(21,613,506)	39,774,667
Total		$(60,933,406)	$159,243

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(43,871,311)	$(42,185,602)
	Net Change in Unrealized Gain (Loss)	41,269,132	93,565,358
Total		$(2,602,179)	$51,379,756

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average Notional Value	$1,223,449,574	$1,748,898,626	$1,263,933,246	$1,715,234,159

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$215,238,633	$—	$—	$10,197	$—	$215,248,830	$2,151,836
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	584,374,808	399,788,197	(197,077,591)	—	—	787,085,414	6,345,911
Total	$799,613,441	$399,788,197	$(197,077,591)	$10,197	$—	$1,002,334,244	$8,497,747

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$215,371,200	$—	$—	$(122,370)	$—	$215,248,830	$4,463,405
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	661,273,167	604,887,271	(479,075,024)	—	—	787,085,414	13,645,080
Total	$876,644,367	$604,887,271	$(479,075,024)	$(122,370)	$—	$1,002,334,244	$18,108,485

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$215,106,065	$—	$—	$—	$—	$215,106,065	$2,678,271
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	793,347,723	736,035,413	(697,831,485)	—	—	831,551,651	10,868,169
Total	$1,008,453,788	$736,035,413	$(697,831,485)	$—	$—	$1,046,657,716	$13,546,440

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$215,381,398	$—	$—	$(275,333)	$—	$215,106,065	$5,444,710
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	692,738,727	1,161,205,568	(1,022,392,644)	—	—	831,551,651	19,989,299
Total	$908,120,125	$1,161,205,568	$(1,022,392,644)	$(275,333)	$—	$1,046,657,716	$25,434,009

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$22.50	$22.98	$21.35	$22.05
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.88)	0.02	0.09	0.70
Net investment income (loss) (b)	0.18	0.25	0.36	0.50
Net income (loss)	(0.70)	0.27	0.45	1.20
Net asset value per Share, end of period	$21.80	$23.25	$21.80	$23.25
Market value per Share, beginning of period (c)	$22.52	$22.97	$21.38	$22.06
Market value per Share, end of period (c)	$21.81	$23.25	$21.81	$23.25

Ratio to average Net Assets (d)
Net investment income (loss)	3.29%	4.34%	3.35%	4.43%
Expenses, after waivers	0.84%	0.84%	0.83%	0.83%
Expenses, prior to waivers	0.90%	0.89%	0.89%	0.89%
Total Return, at net asset value (e)	(3.11)%	1.17%	2.11%	5.44%
Total Return, at market value (e)	(3.15)%	1.22%	2.01%	5.39%

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2025:

Index Commodity	Fund Weight (%)
Aluminum	4.09%
Brent Crude Oil	11.83
Copper Grade A	4.26
Corn	5.17
Gold	9.55
Light Sweet Crude Oil (WTI)	11.56
Natural Gas	7.81
RBOB Gasoline	11.73
Silver	2.22
Soybeans	5.50
Sugar	4.70
Ultra-Low Sulphur Diesel	12.83
Wheat	4.90
Zinc	3.85
Closing Level as of June 30, 2025:	100.00%

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

The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $76.5 million and $30.9 million for the six months ended June 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2025, there were no purchases of United States Treasury Obligations and $400.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2024, $681.6 million was paid to purchase United States Treasury Obligations and $800.0 million was received from sales and maturing United States Treasury Obligations. $479.1 million was received from sales of affiliated investments and $604.9 million was paid to purchase affiliated investments during the six months ended June 30, 2025. $1,022.4 million was received from sales of affiliated investments and $1,161.2 million was paid to purchase affiliated investments during the six months ended June 30, 2024. During the six months ended June 30, 2025, net deposits to/from the Commodity Broker was $205.1 million. There were no net deposits to/from the Commodity Broker during the six months ended June 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(85.8) million and $(30.9) million during the six months ended June 30, 2025 and 2024, respectively. This included $153.1 million and $156.6 million from Shares purchased by Authorized Participants and $238.9 million and $187.0 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2025 and 2024, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2025. During the six months ended June 30, 2024, distributions paid to Shareholders were $0.6 million.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Opt Yield Diversified Comm Index ER”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income, if any, from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurance that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

DBC - For the Three Months Ended June 30, 2025
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
Percentage Change
3/31/2025
6/30/2025
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

DBC - For the Six Months Ended June 30, 2025
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Percentage Change
12/31/2024
6/30/2025
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

Performance Summary

This Report covers the three and six months ended June 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2025	2024	2025	2024
DB Aluminum Indices	3.64%	8.14%	3.60%	5.42%
DB Brent Crude Oil Indices	(7.46)	2.09	(4.30)	12.97
DB Copper Grade A Indices	1.72	9.82	13.09	14.32
DB Corn Indices	(4.85)	(11.08)	(5.54)	(15.79)
DB Gold Indices	5.46	5.21	24.16	13.42
DB Light Crude Oil Indices	(7.59)	2.08	(6.94)	14.15
DB Natural Gas Indices	(6.26)	4.41	23.61	(21.23)
DB RBOB Gasoline Indices	(5.60)	0.90	(1.57)	13.68
DB Silver Indices	3.95	18.20	22.33	23.12
DB Soybeans Indices	1.85	(5.67)	2.33	(8.98)
DB Sugar Indices	(11.23)	(10.34)	(4.40)	(1.41)
DB Ultra-Low Sulphur Diesel Indices	3.29	(3.18)	5.76	7.08
DB Wheat Indices	(3.41)	(0.81)	(5.63)	(10.39)
DB Zinc Indices	(2.60)	20.93	(5.99)	12.71
AGGREGATE RETURNS	(2.86)%	1.42%	2.65%	6.00%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the three months ended June 30, 2025, the NYSE Arca market value of each Share decreased from $22.52 per Share to $21.81 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $20.17 per Share (-10.44%) on April 8, 2025, and a high of $23.26 per Share (+3.29%) on June 20, 2025. The total return for the Fund on a market value basis was -3.15%.

Commodities declined in the second quarter of 2025, primarily driven by losses in energy and sugar. Crude oil struggled, with Brent and WTI each down more than 8% amid geopolitical volatility and the accelerated return of OPEC+ production. Natural gas also reversed its strong first quarter performance, falling by over 7% due to mild weather and boosted supplies. NY Harbor ultra-low sulfur diesel was the bright spot in energy, supported by shrinking inventories. Sugar was the weakest agricultural component, with front month prices down 18%, pressured by ample global supplies and increased output projections in Brazil. Gold was the top performer, gaining on heightened geopolitical tensions in the Middle East and robust exchange-traded product (“ETP”) inflows. In industrial metals, aluminum benefited from tightening inventories and resilient demand and copper rallied on front loading activity ahead of anticipated tariffs.

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

Commodities performance was mixed in the second quarter of 2024, with the Fund’s performance ending close to flat. Agricultural and energy commodities were both pressured while metals managed to shine. In grains, while renewed weather concerns did take the market by surprise in April and May, sending wheat prices skyrocketing, the rally was short-lived. Sugar also continued its decline, pressured by improving global production prospects. In energy, crude oil and refined products all moved lower. While some of that decline was driven by broader risk off moves due to higher-for-longer Federal Reserve rhetoric, other drivers included fading geopolitical risk premium, U.S. crude inventory builds, and OPEC announcing plans to bring back barrels later in the year. Both precious and industrial metals moved higher over the quarter; tight concentrate supplies in Zinc and Copper threatened to curtail refined metal production while optimism for gold continued despite Federal Reserve developments. Zinc was the top contributor for the quarter, while corn detracted the most from the Fund’s returns.

Fund Share Net Asset Performance

For the three months ended June 30, 2025, the NAV of each Share decreased from $22.50 per Share to $21.80 per Share. Falling commodity futures contracts prices for Brent Crude Oil, Corn, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline, Sugar, Wheat and Zinc were partially offset by rising commodity futures contracts prices for Aluminum, Copper Grade A, Gold, Silver, Soybeans and Ultra-Low Sulphur Diesel during the three months ended June 30, 2025, contributing to an overall 3.90% decrease in the level of the Index and to a 2.86% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was
-3.11%.

Net income (loss) for the three months ended June 30, 2025 was $(51.2) million, primarily resulting from $12.4 million of income, net realized gain (loss) of $(39.3) million, net change in unrealized gain (loss) of $(21.7) million and net operating expenses of $2.5 million.

For the three months ended June 30, 2024, the NAV of each Share increased from $22.98 per Share to $23.25 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Gold, Light Sweet Crude Oil, Natural Gas, RBOB Gasoline, Silver and Zinc were partially offset by falling commodity futures contracts prices for Corn, Soybeans, Sugar, Ultra-Low Sulphur Diesel and Wheat during the three months ended June 30, 2024, contributing to an overall 0.07% increase in the level of the Index and to a 1.42% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +1.17%.

Net income (loss) for the three months ended June 30, 2024 was $19.4 million, primarily resulting from $22.9 million of income, net realized gain (loss) of $(39.6) million, net change in unrealized gain (loss) of $39.9 million and net operating expenses of $3.7 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the six months ended June 30, 2025, the NYSE Arca market value of each Share increased from $21.38 per Share to $21.81 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $20.17 per Share (-5.66%) on April 8, 2025, and a high of $23.26 per Share (+8.79%) on June 20, 2025. The total return for the Fund on a market value basis was +2.01%.

Commodities delivered mixed performance through the first half of 2025, but the Fund ended slightly positive with strength in the first quarter mostly offset by weakness in the second quarter. Metals and natural gas were the top contributors year-to-date while crude oil and agricultural commodities pulled Fund performance lower. In metals, gold was in the lead, rallying in both the first and second quarters, supported by heightened macroeconomic and geopolitical uncertainty, robust ETP demand, and U.S. dollar weakness. Copper also benefited from tariff-related frontloading. Despite falling over 7% in the second quarter as mild temperatures and rising inventories weighed on prices, natural gas was higher for the period after rising 10% on the back of frigid winter weather and strong liquified natural gas export demand in the first quarter. Energy was the laggard, turning sharply lower in the second quarter, with Brent and WTI each down more than 8% amid geopolitical volatility and accelerated OPEC+ production. In agriculture, grains and sugar were both pressured by ample global supplies and favorable weather.

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

Fund Share Net Asset Performance

For the six months ended June 30, 2025, the NAV of each Share increased from $21.35 per Share to $21.80 per Share. Rising commodity futures contracts prices for Aluminum, Copper Grade A, Gold, Natural Gas, Silver, Soybeans and Ultra-Low Sulphur Diesel were partially offset by falling commodity futures contracts prices for Brent Crude Oil, Corn, Light Sweet Crude Oil, RBOB Gasoline, Sugar, Wheat and Zinc during the six months ended June 30, 2025, contributing to an overall 0.48% increase in the level of the Index and to a 2.65% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +2.11%.

Net income (loss) for the six months ended June 30, 2025 was $18.0 million, primarily resulting from $26.4 million of income, net realized gain (loss) of $(43.9) million, net change in unrealized gain (loss) of $40.7 million and net operating expenses of $5.3 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2025.

				For the Six Months Ended
				June 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,230,605,532	0.87%	$24,527,329	9

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,284,185,900	0.73%	$21,770,017	17

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

The following were the primary trading risk exposures of the Fund as of June 30, 2025 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
(b)
Not applicable.
(c)
Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	4,750,000	$20.77
May 1, 2025 to May 31, 2025	2,650,000	$20.77
June 1, 2025 to June 30, 2025	650,000	$22.05
Total	8,050,000	$20.87

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – June 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - June 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – June 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 7, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 7, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools