Form 10-Q
period 2025-09-30
Invesco DB Commodity Index Tracking Fund
filed 2025-11-07
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of outstanding Shares as of September 30, 2025: 57,350,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $0 and $392,834,605, respectively)	$—	$393,253,144
Affiliated investments, at value (cost $1,044,240,034 and $876,300,343, respectively)	1,044,665,638	876,644,367
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	5,450,444
LME Commodity Futures Contracts receivable	2,716,335	235,303
Unrealized appreciation on LME Commodity Futures Contracts	9,546,477	4,193,218
Cash held by Custodian	—	9,308,099
Deposit with Commodity Broker	230,550,808	—
Receivable for:
Fund shares sold	—	—
Dividends from affiliates	2,780,628	2,723,552
Investments sold	—	—
Total assets	$1,290,259,886	$1,291,808,127
Liabilities
Other investments:
Unrealized depreciation on LME Commodity Futures Contracts	$—	$6,716,016
Payable for:
Due to Custodian	925	—
Management fees	808,171	901,585
Brokerage commissions and fees	4,877	4,626
Total liabilities	813,973	7,622,227
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	899	854
Shareholders' equity—Shares	1,289,445,014	1,284,185,046
Total shareholders' equity	1,289,445,913	1,284,185,900
Total liabilities and equity	$1,290,259,886	$1,291,808,127
General Shares outstanding	40	40
Shares outstanding	57,350,000	60,150,000
Net asset value per share	$22.48	$21.35
Market value per share	$22.53	$21.38

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

September 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $215,027,176) (a)	16.71%	$215,452,780	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.05% (cost $829,212,858) (a)(b)	64.31	829,212,858	829,212,858
Total Affiliated Investments (cost $1,044,240,034)	81.02%	$1,044,665,638
Total Investments in Securities (cost $1,044,240,034)	81.02%	$1,044,665,638

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	2,783	September - 2026	62,408,775	$1,342,631	$1,342,631
CBOT Soybean	1,350	November - 2025	67,618,125	(4,136,384)	(4,136,384)
CBOT Wheat	2,073	July - 2026	57,188,887	(6,557,201)	(6,557,201)
COMEX Gold	358	December - 2025	138,660,560	34,352,512	34,352,512
COMEX Silver	152	December - 2025	35,446,400	9,580,220	9,580,220
ICE-UK Brent Crude	2,309	October - 2025	152,463,270	(308,000)	(308,000)
LME Aluminum	792	December - 2025	53,081,622	1,356,337	1,356,337
LME Copper	218	April - 2026	56,039,625	6,304,669	6,304,669
LME Zinc	705	December - 2025	52,331,093	1,885,471	1,885,471
NYB-ICE Sugar	3,191	June - 2026	57,111,242	(3,083,048)	(3,083,048)
NYMEX Natural Gas	2,585	April - 2026	90,940,300	(7,303,857)	(7,303,857)
NYMEX NY Harbor ULSD	1,805	April - 2026	166,213,425	1,386,375	1,386,375
NYMEX RBOB Gasoline	1,943	November - 2025	152,986,768	801,295	801,295
NYMEX WTI Crude	2,348	October - 2025	146,444,760	(3,886,963)	(3,886,963)
Total Commodity Futures Contracts				$31,734,057	$31,734,057

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income
Interest Income	$2,353,901	$9,257,684	$10,655,845	$28,846,076
Dividends from Affiliates	10,834,798	11,324,043	28,943,283	36,758,052
Total Income	13,188,699	20,581,727	39,599,128	65,604,128
Expenses
Management Fees	2,706,950	3,323,365	8,077,781	10,594,118
Brokerage Commissions and Fees	101,160	52,039	296,664	178,920
Interest Expense	—	137,510	78,941	324,866
Total Expenses	2,808,110	3,512,914	8,453,386	11,097,904
Less: Waivers	(248,567)	(190,206)	(637,834)	(634,253)
Net Expenses	2,559,543	3,322,708	7,815,552	10,463,651
Net Investment Income (Loss)	10,629,156	17,259,019	31,783,576	55,140,477
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	(10)	—	(11)
Commodity Futures Contracts	16,503,248	(23,007,985)	(27,368,063)	(65,193,587)
Net Realized Gain (Loss)	16,503,248	(23,007,995)	(27,368,063)	(65,193,598)
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	—	487,288	(418,539)	(67,348)
Affiliated Investments	203,950	387,505	81,580	112,172
Commodity Futures Contracts	11,045,970	(73,363,967)	52,315,102	20,201,391
Net Change in Unrealized Gain (Loss)	11,249,920	(72,489,174)	51,978,143	20,246,215
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	27,753,168	(95,497,169)	24,610,080	(44,947,383)
Net Income (Loss)	$38,382,324	$(78,238,150)	$56,393,656	$10,193,094

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$872	56,450,000	$1,230,604,660	$1,230,605,532
Purchases of Shares			2,600,000	58,208,367	58,208,367
Redemption of Shares			(1,700,000)	(37,750,310)	(37,750,310)
Net Increase (Decrease) due to Share Transactions			900,000	20,458,057	20,458,057
Net Income (Loss)
Net Investment Income (Loss)		4		10,629,152	10,629,156
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		22		16,503,226	16,503,248
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1		11,249,919	11,249,920
Net Income (Loss)		27		38,382,297	38,382,324
Net Change in Shareholders' Equity	—	27	900,000	58,840,354	58,840,381
Balance at September 30, 2025	40	$899	57,350,000	$1,289,445,014	$1,289,445,913

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$930	74,900,000	$1,741,525,818	$1,741,526,748
Purchases of Shares			1,400,000	32,416,611	32,416,611
Redemption of Shares			(12,050,000)	(265,464,234)	(265,464,234)
Net Increase (Decrease) due to Share Transactions			(10,650,000)	(233,047,623)	(233,047,623)
Net Income (Loss)
Net Investment Income (Loss)		22		17,258,997	17,259,019
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(28)		(23,007,967)	(23,007,995)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(34)		(72,489,140)	(72,489,174)
Net Income (Loss)		(40)		(78,238,110)	(78,238,150)
Net Change in Shareholders' Equity	—	(40)	(10,650,000)	(311,285,733)	(311,285,773)
Balance at September 30, 2024	40	$890	64,250,000	$1,430,240,085	$1,430,240,975

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$854	60,150,000	$1,284,185,046	$1,284,185,900
Purchases of Shares			10,150,000	225,502,417	225,502,417
Redemption of Shares			(12,950,000)	(276,636,060)	(276,636,060)
Net Increase (Decrease) due to Share Transactions			(2,800,000)	(51,133,643)	(51,133,643)
Net Income (Loss)
Net Investment Income (Loss)		25		31,783,551	31,783,576
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(22)		(27,368,041)	(27,368,063)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		42		51,978,101	51,978,143
Net Income (Loss)		45		56,393,611	56,393,656
Net Change in Shareholders' Equity	—	45	(2,800,000)	5,259,968	5,260,013
Balance at September 30, 2025	40	$899	57,350,000	$1,289,445,014	$1,289,445,913

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$882	76,350,000	$1,683,431,474	$1,683,432,356
Purchases of Shares			8,250,000	189,030,873	189,030,873
Redemption of Shares			(20,350,000)	(452,415,348)	(452,415,348)
Net Increase (Decrease) due to Share Transactions			(12,100,000)	(263,384,475)	(263,384,475)
Net Income (Loss)
Net Investment Income (Loss)		43		55,140,434	55,140,477
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(51)		(65,193,547)	(65,193,598)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		16		20,246,199	20,246,215
Net Income (Loss)		8		10,193,086	10,193,094
Net Change in Shareholders' Equity	—	8	(12,100,000)	(253,191,389)	(253,191,381)
Balance at September 30, 2024	40	$890	64,250,000	$1,430,240,085	$1,430,240,975

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$56,393,656	$10,193,094
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(681,625,372)
Proceeds from securities sold and matured	400,000,000	800,000,000
Cost of affiliated investments purchased	(681,593,863)	(1,411,042,779)
Proceeds from affiliated investments sold	513,654,172	1,601,661,774
Net accretion of discount on United States Treasury Obligations	(7,165,395)	(28,673,465)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	11
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(11,732,316)	(7,580,474)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	5,450,444	(10,736,710)
Deposit with Commodity Broker	(230,550,808)	—
Dividends from affiliates	(57,076)	1,587,660
LME Commodity Futures Contracts	(2,481,032)	(9,525,877)
Management fees	(93,414)	(274,803)
Brokerage commissions and fees	251	509
Net cash provided by (used in) operating activities	41,824,619	263,983,568
Cash flows from financing activities:
Distributions paid to shareholders	—	(599,093)
Proceeds from purchases of Shares	225,502,417	189,030,873
Redemption of Shares	(276,636,060)	(452,415,348)
Increase (decrease) in payable for amount due to custodian	925	—
Net cash provided by (used in) financing activities	(51,132,718)	(263,983,568)
Net change in cash	(9,308,099)	—
Cash at beginning of period	9,308,099	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$78,941	$324,866

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

No distributions were declared for the three and nine months ended September 30, 2025 and 2024.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2025 and 2024, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $8.00 and $8.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2022.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2025, the Fund had a receivable from the Commodity Broker of $2,716,335 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2024, the Fund had a receivable to the Commodity Broker of $235,303 related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $248,567 and $637,834 for the three and nine months ended September 30, 2025, respectively. The Managing Owner waived fees of $190,206 and $634,253 for the three and nine months ended September 30, 2024, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$215,452,780	$—	$—	$215,452,780
Money Market Mutual Fund	829,212,858	—	—	829,212,858
Total Investments in Securities	1,044,665,638	—	—	1,044,665,638
Other Investments—Assets(a)
Commodity Futures Contracts	57,009,510	—	—	57,009,510
Other Investments—Liabilities(a)
Commodity Futures Contracts	(25,275,453)	—	—	(25,275,453)
Total Other Investments	31,734,057	—	—	31,734,057
Total Investments	$1,076,399,695	$—	$—	$1,076,399,695

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$393,253,144	$—	$393,253,144
Exchange-Traded Fund	215,371,200	—	—	215,371,200
Money Market Mutual Fund	661,273,167	—	—	661,273,167
Total Investments in Securities	876,644,367	393,253,144	—	1,269,897,511
Other Investments—Assets(a)
Commodity Futures Contracts	27,889,813	—	—	27,889,813
Other Investments—Liabilities(a)
Commodity Futures Contracts	(48,470,858)	—	—	(48,470,858)
Total Other Investments	(20,581,045)	—	—	(20,581,045)
Total Investments	$856,063,322	$393,253,144	$—	$1,249,316,466

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$57,009,510	$(25,275,453)	$27,889,813	$(48,470,858)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition for non-LME Commodity Futures Contracts, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$16,503,248	$(23,007,985)
	Net Change in Unrealized Gain (Loss)	11,045,970	(73,363,967)
Total		$27,549,218	$(96,371,952)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(27,368,063)	$(65,193,587)
	Net Change in Unrealized Gain (Loss)	52,315,102	20,201,391
Total		$24,947,039	$(44,992,196)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average Notional Value	$1,266,795,443	$1,569,210,331	$1,268,390,909	$1,654,291,339

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2025.

	Value 06/30/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$215,248,830	$—	$—	$203,950	$—	$215,452,780	$2,212,654
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	787,085,414	76,706,592	(34,579,148)	—	—	829,212,858	8,622,144
Total	$1,002,334,244	$76,706,592	$(34,579,148)	$203,950	$—	$1,044,665,638	$10,834,798

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$215,371,200	$—	$—	$81,580	$—	$215,452,780	$6,676,059
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	661,273,167	681,593,863	(513,654,172)	—	—	829,212,858	22,267,224
Total	$876,644,367	$681,593,863	$(513,654,172)	$81,580	$—	$1,044,665,638	$28,943,283

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$21.80	$23.25	$21.35	$22.05
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.49	(1.24)	0.58	(0.54)
Net investment income (loss) (b)	0.19	0.25	0.55	0.75
Net income (loss)	0.68	(0.99)	1.13	0.21
Net asset value per Share, end of period	$22.48	$22.26	$22.48	$22.26
Market value per Share, beginning of period (c)	$21.81	$23.25	$21.38	$22.06
Market value per Share, end of period (c)	$22.53	$22.27	$22.53	$22.27

Ratio to average Net Assets (d)
Net investment income (loss)	3.34%	4.41%	3.34%	4.42%
Expenses, after waivers	0.80%	0.85%	0.82%	0.84%
Expenses, prior to waivers	0.88%	0.90%	0.89%	0.89%
Total Return, at net asset value (e)	3.12%	(4.26)%	5.29%	0.95%
Total Return, at market value (e)	3.30%	(4.21)%	5.38%	0.95%

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

Note 12 - Subsequent Event

Effective November 10, 2025, changes will be made to the Index. The changes to the Index are being implemented by Deutsche Bank AG, the Index provider. A summary of the changes are as follows:

1. Expanded Commodity Universe
•
Eligible commodities will be determined annually based on their liquidity and economic importance.
•
Under the new methodology, the number of commodities included in the Index universe is expected to expand.

2. Modified Optimum Yield Methodology	• The current Optimum Yield methodology will be modified to eliminate contracts with limited liquidity.
3. Annual Review of Base Weights and Commodities	• The current static allocations to commodities will be changed by implementing a rules-based annual review to better reflect current global production and market liquidity.
4. Weight Limits (Annually at Rebalance)	• Implementation of sector and single commodity caps and floors to reduce concentration risk.
5. Intra-year Rebalancing Events	• An intra-year rebalance event will be triggered should a large deviation occur on a monthly observation date to help prevent significant deviations from annual rebalance target weights.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2025:

Index Commodity	Fund Weight (%)
Aluminum	4.13%
Brent Crude Oil	11.82
Copper Grade A	4.35
Corn	4.84
Gold	10.76
Light Sweet Crude Oil (WTI)	11.36
Natural Gas	7.05
RBOB Gasoline	11.87
Silver	2.76
Soybeans	5.24
Sugar	4.43
Ultra-Low Sulphur Diesel	12.90
Wheat	4.43
Zinc	4.06
Closing Level as of September 30, 2025:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $41.8 million and $264.0 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2025, there were no purchases of United States Treasury Obligations and $400.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2024, $681.6 million was paid to purchase United States Treasury Obligations and $800.0 million was received from sales and maturing United States Treasury Obligations. $513.7 million was received from sales of affiliated investments and $681.6 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. $1,601.7 million was received from sales of affiliated investments and $1,411.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net deposits to/from the Commodity Broker was $230.6 million. There were no net deposits to/from the Commodity Broker during the nine months ended September 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(51.1) million and $(264.0) million during the nine months ended September 30, 2025 and 2024, respectively. This included $225.5 million and $189.0 million from Shares purchased by Authorized Participants and $276.6 million and $452.4 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2025 and 2024, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, distributions paid to Shareholders were $0.6 million.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

DBC - For the Three Months Ended September 30, 2025
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Percentage Change
6/30/2025
9/30/2025
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

DBC - For the Nine Months Ended September 30, 2025
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Percentage Change
12/31/2024
9/30/2025
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

Performance Summary

This Report covers the three and nine months ended September 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2025	2024	2025	2024
DB Aluminum Indices	4.04%	2.72%	7.79%	8.29%
DB Brent Crude Oil Indices	3.27	(11.74)	(1.17)	(0.29)
DB Copper Grade A Indices	5.62	3.06	19.45	17.82
DB Corn Indices	(3.26)	(2.25)	(8.62)	(17.69)
DB Gold Indices	16.39	12.95	44.51	28.11
DB Light Crude Oil Indices	1.56	(12.02)	(5.49)	0.43
DB Natural Gas Indices	(6.68)	1.79	15.34	(19.82)
DB RBOB Gasoline Indices	4.54	(11.63)	2.91	0.46
DB Silver Indices	28.73	6.28	57.47	30.85
DB Soybeans Indices	(1.43)	(2.99)	0.87	(11.70)
DB Sugar Indices	(2.66)	7.30	(6.94)	5.78
DB Ultra-Low Sulphur Diesel Indices	3.87	(11.71)	9.85	(5.46)
DB Wheat Indices	(6.45)	0.14	(11.72)	(10.26)
DB Zinc Indices	9.04	4.38	2.51	17.65
AGGREGATE RETURNS	3.34%	(4.12)%	6.07%	1.63%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the three months ended September 30, 2025, the NYSE Arca market value of each Share increased from $21.81 per Share to $22.53 per Share. The Share price low and high for the three months ended September 30, 2025 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $21.63 per Share (-0.83%) on August 19, 2025, and a high of $22.81 per Share (+4.59%) on September 26, 2025. The total return for the Fund on a market value basis was +3.30%.

Commodities performed positively in the third quarter of 2025 with metals being the top contributors, especially precious metals. Gold reached new record highs as the main vehicle for US dollar debasement trades, while demand from central banks and exchange-traded products continued to grow. The silver rally outpaced gold, benefitting from both macroeconomic support on its precious metals side and the tight supply and optimistic demand story on the base metals side. Energy commodities were generally higher with the exception of natural gas; refined products (gasoline and diesel) led the way higher on summer travel demand and low stockpiles while natural gas detracted from performance due to warmer weather and ample supplies. Oil prices received a boost from rising geopolitical tensions but concerns about the looming supply overhang capped the upside. Agricultural commodities detracted from performance as wheat, corn, sugar, and soybeans all faced bearish supply developments.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2025, the NAV of each Share increased from $21.80 per Share to $22.48 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude Oil, Copper Grade A, Gold, Light Sweet Crude Oil, RBOB Gasoline, Silver, Ultra-Low Sulphur Diesel and Zinc were partially offset by falling commodity futures contracts prices for Corn, Natural Gas, Soybeans, Sugar and Wheat during the three months ended September 30, 2025, contributing to an overall 2.26% increase in the level of the Index and to a 3.34% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +3.12%.

Net income (loss) for the three months ended September 30, 2025 was $38.4 million, primarily resulting from $13.2 million of income, net realized gain (loss) of $16.5 million, net change in unrealized gain (loss) of $11.2 million and net operating expenses of $2.6 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the nine months ended September 30, 2025, the NYSE Arca market value of each Share increased from $21.38 per Share to $22.53 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $20.17 per Share (-5.66%) on April 8, 2025, and a high of $23.26 per Share (+8.79%) on June 20, 2025. The total return for the Fund on a market value basis was +5.38%.

Commodities delivered a positive return in the first three quarters of 2025. Metals were the top contributors with gold rallying to all-time highs on a confluence of macroeconomic and geopolitical factors, including persistent de-dollarization trends, central bank buying, and safe haven demand. Silver outperformed gold as it benefited from both precious metal and base metal tailwinds. Copper was bolstered by heavy tariff-driven frontloading, a weaker US dollar, and mine supply disruptions in the third quarter. Copper and base metals in general were also supported by higher spending across defense, power grids, and AI technology. Energy performance was mixed with diesel gaining on tighter supplies and resilient demand, natural gas boosted by colder weather to start the year and resilient LNG export demand, while crude oil declined due to supply glut fears despite geopolitical tripwires. Agriculture was the worst performing commodity sector for the Fund, with wheat, corn, soybeans, and sugar all detracting from performance, largely driven by strengthening supply expectations. Soybeans were further pressured by falling export demand from China amid the tariff war.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2025, the NAV of each Share increased from $21.35 per Share to $22.48 per Share. Rising commodity futures contracts prices for Aluminum, Copper Grade A, Gold, Natural Gas, RBOB Gasoline, Silver, Soybeans, Ultra-Low Sulphur Diesel and Zinc were partially offset by falling commodity futures contracts prices for Brent Crude Oil, Corn, Light Sweet Crude Oil, Sugar and Wheat during the nine months ended September 30, 2025, contributing to an overall 2.75% increase in the level of the Index and to a 6.07% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +5.29%.

Net income (loss) for the nine months ended September 30, 2025 was $56.4 million, primarily resulting from $39.6 million of income, net realized gain (loss) of $(27.4) million, net change in unrealized gain (loss) of $52.0 million and net operating expenses of $7.8 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2025.

				For the Nine Months Ended
				September 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,289,445,913	0.83%	$24,810,306	9

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,284,185,900	0.73%	$21,770,017	17

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

The following were the primary trading risk exposures of the Fund as of September 30, 2025 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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
(b)
Not applicable.
(c)
Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended September 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	250,000	$22.37
August 1, 2025 to August 31, 2025	350,000	$22.01
September 1, 2025 to September 30, 2025	1,100,000	$22.23
Total	1,700,000	$22.21

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – September 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - September 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – September 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2025		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2025		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools