Form 10-K
period 2025-12-31
Invesco DB Commodity Index Tracking Fund
filed 2026-03-02
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,231,174,500

Number of Common Units of Beneficial Interest outstanding as of January 31, 2026: 54,150,000

i

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Index is intended to reflect the economic performance of investing in futures contracts on a basket of commodities. The Fund invests in futures contracts in an attempt to track its Index. Effective November 10, 2025, the Index comprised the following commodities: Light Sweet Crude Oil (WTI), Gas Oil, Ultra-Low Sulphur Diesel (also commonly known as Heating Oil), RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Platinum, Aluminum, Zinc, Comex Copper, Copper Grade A, Lead, Nickel, Feeder Cattle, Cocoa, Coffee, Corn, Cotton, Lean Hogs, Live Cattle, Wheat, Wheat (Kansas Wheat), Soybean Meal, Soybean Oil, Soybeans, and Sugar (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

The Index is intended to reflect the economic performance of investing in futures contracts on a basket of commodities in the energy, precious metals, industrial metals and/or agriculture sectors. The Index Sponsor selects and weights commodities in the Index on an annual basis based on (i) the value and liquidity of the market for associated commodity futures contracts and (ii) their production volume (in order to factor in the relative importance of the commodity in the global economy).

Commodity futures quoted in US Dollars and listed on major US and European exchanges are eligible for inclusion in the Index. Eligible commodities are selected based on their Three-Year Total Dollar Volume Average (i.e. commodities are initially screened for inclusion based on their relative three-year “Total Dollar Volume” traded, which is calculated by multiplying the total volume of futures traded during the last one-year period by the average close price of the front month contract on each month end during that one-year period). Each commodity’s three-year Total Dollar Volume traded is calculated in proportion to the three-year Total Dollar Volume traded of all commodities within its sector to determine its initial sector liquidity rate. A commodity with a proportionate weight of less than 2% (or 1.5% for a commodity included at the last rebalance) within its sector is excluded from the Index. Each remaining commodity’s three-year Total Dollar Volume traded is calculated in proportion to the three-year Total Dollar Volume traded of all eligible commodities (“Filtered Commodity Weight”).

In order to determine the weighting of the Index, the Index determines production weights for each eligible commodity based on the total dollar amount of the commodity produced within the year in proportion to the sum of the production dollar amounts of each of the energy, precious metals, industrial metals and agricultural sectors (“Production Weights”). The weight of each commodity in the Index is generally based on the average of the Filtered Commodity Weight and the Production Weight, subject to the following weight caps:

• No single sector will have a weight greater than 40%;

• and no single commodity in the Index will have a weight greater than 12.5%; and

• Each sector will have a floor such that a single commodity will have an allocation within the sector of no less than 5%.

Effective November 10, 2025, the Index comprised the following commodities: Light Sweet Crude Oil (WTI), Gas Oil, Ultra-Low Sulphur Diesel (also commonly known as Heating Oil), RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Platinum, Aluminum, Zinc, Comex Copper, Copper Grade A, Lead, Nickel, Feeder Cattle, Cocoa, Coffee, Corn, Cotton, Lean Hogs, Live Cattle, Wheat, Wheat (Kansas Wheat), Soybean Meal, Soybean Oil, Soybeans, and Sugar.

The following table reflects the Fund weights of each Index Commodity, or related futures contracts, as applicable, as of December 31, 2025:

Index Commodity	Fund Weight (%)
Aluminum	4.13%
Brent Crude	12.01
Cocoa	1.56
Coffee	1.41
Comex Copper	3.31
Copper Grade A	3.46
Corn	4.40
Cotton	1.55
Feeder Cattle	2.07
Gas Oil	3.99
Gold	13.09
Lead	0.65
Lean Hogs	3.35
Light Sweet Crude Oil (WTI)	11.23
Live Cattle	4.26
Natural Gas	4.12
Nickel	1.73
Platinum	1.11
RBOB Gasoline	2.95
Silver	3.30
Soybean Meal	1.43
Soybean Oil	1.58
Soybeans	3.89
Sugar	1.73
Ultra-Low Sulphur Diesel	3.11
Wheat	1.94
Wheat (Kansas Wheat)	1.49
Zinc	1.15
Closing Level as of December 31, 2025:	100.00%

Please see http://www.invesco.com/ETFs with respect to the most recently available weighted composition of the Fund and the composition of the Index.

The Index Commodities are traded on the following futures exchanges: Light Sweet Crude Oil (WTI), Ultra-Low Sulphur Diesel, RBOB Gasoline, Natural Gas and Platinum: New York Mercantile Exchange; Brent Crude Oil and Gas Oil: ICE Futures Europe; Gold, Silver and Comex Copper: Commodity Exchange Inc., New York; Aluminum, Zinc, Copper Grade A, Lead and Nickel: The London Metal Exchange Limited; Corn, Wheat, Wheat (Kansas Wheat), Soybean Meal, Soybean Oil and Soybeans: Board of Trade of the City of Chicago Inc.; Feeder Cattle, Corn, Lean Hogs and Live Cattle: Chicago Mercantile Exchange; and Sugar, Cocoa, Coffee and Cotton: ICE Futures U.S., Inc.

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it ‘rolls’ from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls from one contract to another futures contract that is intended to generate the most favorable ‘implied roll yield’ under prevailing market conditions. Where there is an upward-sloping price curve for futures contracts, the implied roll yield is expected to be negative, which is a market condition called “contango”. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. The Index’s selection of a new futures contract on an Index Commodity in such market conditions is designed to minimize the impact of negative roll yield. Additionally, in instances of particular market stress, futures contracts for the month next to occur (e.g., the April 2026 futures contract available in March 2026) may trade significantly lower than futures contracts with delivery in later months, typically indicating an oversupply of the reference commodity, in what is referred to as a “super contango” market. See Part I, Item 1A. “Risk Factors” below for a discussion of the risks associated with a super contango market.

Conversely, where there is a downward-sloping price curve for futures contracts, the implied roll yield is expected to be positive which is a market condition called “backwardation.” Backwardation exists when prices are higher for contracts with shorter-term expirations than those with longer-term expirations, a condition that is typically associated with commodities that are consumed quickly instead of being held in storage. Rolling in a backwardated market will tend to enhance returns from futures trading. The Index’s selection of a new futures contract on an Index Commodity in such market conditions is designed to maximize the impact of positive roll yield. The Index takes the impact of implied roll yield into consideration by selecting, as the replacement for an expiring futures contract, from a predetermined set of eligible contracts the futures contract that generates the most favorable implied roll yield under the current market conditions.

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

The Index is re-weighted on an annual basis on the sixth Index Business Day of each November, as discussed above. However, during periods of heighted volatility or when commodity prices experience significant movements, the commodities weights within the Index may be reset or reduced based on the weight implemented at the previous annual rebalance.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $6.00, $7.00 and $7.00 per round-turn trade1 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

ITEM 1A. RISK FACTORS

An investment in Shares involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Report and the Fund’s prospectus dated August 26, 2025, as amended November 10, 2025 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

Summary of Risk Factors

•
Past performance is not necessarily indicative of future results; all or substantially all of an investment in the Fund could be lost.
•
The Fund is subject to fees and expenses in the aggregate amount of approximately 0.85% per annum and will be successful only if its annual returns from futures trading, plus its annual Treasury Income, Money Market Income and T-Bill ETF Income, exceed such fees and expenses.
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
•
As a result of increasingly interconnected global economies and financial markets, political turmoil in the US or in other countries, or armed conflict between countries or in a geographic region, for example the current conflicts between Russia and Ukraine in Europe and Hamas and Israel in the Middle East, may impact the Fund's investments. Such turmoil or conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty. The negative impacts may be particularly acute in certain commodities markets.
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
•
The commodity futures markets may be subject to temporary distortions due to various factors, including, among others, lack of liquidity, congestion, disorderly closing periods, manipulation and disruptive conduct, limitations on deliverable supplies, excessive speculation, changes in trade regulation or economic sanctions (actual or threatened), government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God.

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
•
Acts of God;
•
War or acts of terrorism; and
•
Global or regional political, economic or financial events and situations, including changes in trade regulation or economic sanctions and government regulation and intervention.

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

Supply-related factors may affect crude oil prices. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent that such supply increases are not offset by commensurate growth in demand, and increases in industry refining or petrochemical manufacturing capacity may impact the supply of crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to the Organization of the Petroleum Exporting Countries (“OPEC”) production quotas and/or voluntary cuts to production, and the occurrence of wars, hostile actions, political turmoil, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 15.59%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, the average annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s average annual volatility.

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

Further, in periods of heightened volatility, the bid and ask “spread” for purchasing shares of the Fund typically widens. Accordingly, an investor’s return on investment may be negatively impacted when transacted in Shares.

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

International Armed Conflicts or Political Turmoil May Result in Market Volatility that Could Adversely Affect the Fund's Performance.

As a result of increasingly interconnected global economies and financial markets, political turmoil in the US or in other countries, or armed conflict between countries or in a geographic region, for example the conflict between Russia and Ukraine in Europe, the ongoing conflict between Hamas and Israel, and the escalation of related conflicts in the Middle East, may impact the Fund's investments. Such turmoil or conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty. The negative impacts may be particularly acute in certain commodities markets.

Hamas' attack against Israel in October 2023 and the ensuing conflict, have had, and may continue to have, an impact on certain commodities markets and commodity futures markets. While this impact has been particularly pronounced in energy markets (such as natural gas and oil), the conflict has also disrupted certain global shipping and trade routes, which may have wide ranging impacts across commodity markets. The possibility of a prolonged conflict between Hamas and Israel, and the potential escalation and/or expansion of the conflict in the surrounding areas and the involvement of other nations in such conflict, including, for example, the escalation of armed conflict between Israel and Iran, could further destabilize the Middle East region and introduce new uncertainties in global commodities markets, including, but not limited to, energy markets.

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

Certain changes in the U.S. economy in particular, such as when the U.S. economy weakens or when its financial markets decline, may have a material adverse effect on global financial markets as a whole. Increasingly strained relations between the U.S. and foreign countries, including as a result of economic sanctions and tariffs, may also adversely affect commodity futures markets. A decrease in U.S. imports or exports, changes in trade regulations, including the threat or actual imposition of tariffs, trade wars or other economic sanctions on traditional allies or adversaries and their responses thereto, inflation, and/or an economic recession in the U.S. may have a material adverse affect on the U.S. economy, global financial markets as a whole and the commodities markets to which the Fund has exposure. Proposed and adopted policy and legislative actions in the U.S. may impact many aspects of financial and other regulations and may have a significant effect, including potentially adversely, on U.S. markets generally. The continued maintenance of elevated debt levels by the U.S. government as projected by governmental agencies and non-governmental organizations, or the imposition of U.S. austerity measures, could potentially constrain future economic growth and the ability to effectively respond to economic downturns. If these trends were to continue, they could adversely impact the U.S. economy, global financial markets as a whole and the commodity futures markets in particular.

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

Super contango exists when the futures contracts for the month next to occur (e.g., the April 2026 futures contract available in March 2026) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market. Should an Index Contract experience super contango, the drag on returns may be exacerbated and ripple effects may impact the performance of futures contracts with later delivery months.

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

Fewer Representative Commodities May Result in Greater Index Volatility.

The Index Commodities are Light Sweet Crude Oil (WTI), Gas Oil, Ultra-Low Sulphur Diesel (also commonly known as Heating Oil), RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Platinum, Aluminum, Zinc, Comex Copper, Copper Grade A, Lead, Nickel, Feeder Cattle, Cocoa, Coffee, Corn, Cotton, Lean Hogs, Live Cattle, Wheat, Wheat (Kansas Wheat), Soybean Meal, Soybean Oil, Soybeans, and Sugar. Other commodity indexes may contain a larger number of commodities than the Index. Accordingly, increased volatility in a single Index Commodity may have a greater impact on the Index’s overall volatility than would likely be the case with increased volatility in a single commodity within a broader index. Because the Fund tracks the performance of the Index, your investment in the Fund will be exposed to the relatively greater impact on the Index of volatility in a single Index Commodity.

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

The Index is composed of 28 Index Commodities, each of which is or may be subject to position limits imposed by the CFTC and/or the rules of futures exchanges on which Index Contracts are traded. The CFTC amended its position limits rules in October

2020. Pursuant to the amended rules, federal position limits apply to 25 physical delivery commodity futures contracts and options thereon, as well as to swaps that are economically equivalent to such contracts and to futures and options thereon that are directly or indirectly linked to the price of such contracts or to the same commodity underlying such contracts (e.g., cash-settled look-a-like futures). Under the amended framework, position limits (i) for 25 core referenced futures contracts (including corn, oats, wheat, soybean, soybean meal, soybean oil, cotton, live cattle, rough rice, cocoa, coffee, frozen orange juice concentrate, sugar, gold, silver, copper, platinum, palladium, natural gas, crude oil, heating oil, and RBOB gasoline) are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges.

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

The CFTC amended its position aggregation rules in December 2016. The CFTC staff subsequently issued time-limited no-action relief from compliance with certain requirements under the amended aggregation rules, including the general requirement to aggregate positions in the same commodity futures contracts traded pursuant to substantially identical trading strategies. This no-action relief has been extended via CFTC Letter 25-21, and will expire on the later of the effective date or compliance date of a CFTC approved rulemaking that addresses position aggregation and notice filing obligations.

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

The Fund’s Performance Could Be Adversely Affected if the Commodity Broker Reduces its Internal Risk Limits for the Fund.

The CFTC requires FCMs, like the Commodity Broker, to implement and evaluate from time to time risk-based limits on futures positions and order sizes. Under this regime, the Commodity Broker could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Fund. Such a development would reduce the Fund’s capacity to transact in futures contracts. In this scenario, the Fund could seek to enter into clearing relationships with one or more other clearing brokers with the goal of increasing its overall capacity to trade and clear futures contracts. The introduction of one or more additional clearing broker relationships would be likely to increase the Fund’s trading costs and could make its overall trading less efficient or more prone to error. These consequences would be likely to detract from the Fund’s performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Fund has no directors, principal officers or employees, the Managing Owner is responsible for managing cybersecurity risks to the Fund. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Managing Owner’s parent company, has a designated Global Chief Security Officer (GCSO) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO has over 29 years of experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, Corporate Security, Business Security Officers and Strategy and Projects & Governance. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding their privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer who reports directly to the GCSO and has over 25 years of experience, specializing in information security and risk management. Our manager’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect our information assets. The program includes the following:

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

Although risks from cyber threats have not materially affected the Fund’s business strategy, results of operations or financial condition as of December 31, 2025, Invesco continues to closely monitor cyber risk. The Managing Owner oversees cybersecurity risks for the Fund by applying Invesco's enterprise policies and control framework to the Fund's operations and service providers and by escalating any Fund relevant findings through the Managing Owner's management reporting and certification processes. The Fund did not experience any material cybersecurity incidents during the year ended December 31, 2025, and cybersecurity risks did not materially affect the Fund's business strategy, results of operations, or financial condition in the period. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks we face from cybersecurity threats, please see “Due to the Increased Use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks” in Item 1A. Risk Factors.

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

Holders

As of January 31, 2026 the Fund had 123 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a) There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended December 31, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2025 to October 31, 2025	1,700,000	$22.20
November 1, 2025 to November 30, 2025	2,000,000	$22.83
December 1, 2025 to December 31, 2025	250,000	$22.89
Total	3,950,000	$22.56

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess ReturnTM (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Index is intended to reflect the economic performance of investing in futures contracts on a basket of commodities. The Fund invests in futures contracts in an attempt to track its Index. Effective November 10, 2025, the commodities comprising the Index are Light Sweet Crude Oil (WTI), Gas Oil, Ultra-Low Sulphur Diesel (also commonly known as Heating Oil), RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Platinum, Aluminum, Zinc, Comex Copper, Copper Grade A, Lead, Nickel, Feeder Cattle, Cocoa, Coffee, Corn, Cotton, Lean Hogs, Live Cattle, Wheat, Wheat (Kansas Wheat), Soybean Meal, Soybean Oil, Soybeans, and Sugar (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

The Fund pursues its investment objective by investing in a portfolio of exchange-traded futures on a variety of commodities in the energy, precious metals, industrial metals and/or agriculture sectors. The Index Sponsor selects and weights commodities in the Index on an annual basis based on (i) the value and liquidity of the market for associated commodity futures contracts and (ii) their production volume (in order to factor in the relative importance of the commodity in the global economy).

Commodity futures quoted in US Dollars and listed on major US and European exchanges are eligible for inclusion in the Index. Eligible commodities are selected based on their Three-Year Total Dollar Volume Average (i.e., commodities are initially screened for inclusion based on their relative three-year “Total Dollar Volume” traded, which is calculated by multiplying the total volume of futures traded during the last one-year period by the average close price of the front month contract on each month end during that one-year period). Each commodity’s three-year Total Dollar Volume traded is calculated in proportion to the three-year Total Dollar Volume traded of all commodities within its sector to determine its initial sector liquidity rate. A commodity with a proportionate weight of less than 2% (or 1.5% for a commodity included at the last rebalance) within its sector is excluded from the Index. Each remaining commodity’s three-year Total Dollar Volume traded is calculated in proportion to the three-year Total Dollar Volume traded of all eligible commodities (“Filtered Commodity Weight”).

In order to determine the weighting of the Index, the Index determines production weights for each eligible commodity based on the total dollar amount of the commodity produced within the year in proportion to the sum of the production dollar amounts of each of the energy, precious metals, industrial metals and agricultural sectors (“Production Weights”). The weight of each commodity in the Index is generally based on the average of the Filtered Commodity Weight and the Production Weight, subject to the following weight caps:

• No single sector will have a weight greater than 40%;

• No single commodity in the Index will have a weight greater than 12.5%; and

• Each sector will have a floor such that a single commodity will have an allocation within the sector of less than 5%.

The Index is rebalanced annually on the sixth business day in November. However, during periods of heightened volatility or when commodity prices experience significant movements, the commodities weights within the Index may be reset or reduced based on the weight implemented at the previous annual rebalance.

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

The Fund has not reached position limits with respect to the 2025 and 2024 reporting periods.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup

Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $141.9 million and $431.5 million for the years ended December 31, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2025, there were no purchases of United States Treasury Obligations and $400.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2024, $1,072.9 million was paid to purchase United States Treasury Obligations and $1,500.0 million was received from sales and maturing United States Treasury Obligations. $637.2 million was received from sales of affiliated investments and $712.8 million was paid to purchase affiliated investments during the year ended December 31, 2025. $2,239.4 million was received from sales of affiliated investments and $2,208.0 million was paid to purchase affiliated investments during the year ended December 31, 2024. During the year ended December 31, 2025, net deposits to/from the Commodity Broker were $252.7 million. There were no net deposits to/from the Commodity Broker during the year ended December 31, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(151.2) million and $(422.2) million during the years ended December 31, 2025 and 2024, respectively. This included $252.9 million and $208.1 million from Shares purchased by Authorized Participants and $363.5 million and $562.2 million from Shares redeemed by Authorized Participants during the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, distributions paid to Shareholders were $40.6 million and $68.1 million, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels. Effective November 10, 2025, the Index methodology underwent a change.
Performance information included herein prior to November 10, 2025 may have differed had the new methodology been in place.

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

DBC - For the Year Ended December 31, 2025
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Percentage Change
12/31/2024
12/31/2025
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
Market
DBIQ Opt Yield Diversified Comm Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2025 and 2024. For performance discussion related to the year ended December 31, 2023, see the annual report for the year ended December 31, 2023 available at http://www.invesco.com/ETFs.

Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the changes in market value, positive or negative, of the Index Commodities. The Index is intended to reflect the economic performance of investing in futures contracts on a basket of commodities. The DBIQ Optimum Yield Diversified Commodity Index Total Return ™, (the “DBIQ-OY Diversified TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past results of the Index and the DBIQ-OY Diversified TRTM are not necessarily indicative of future changes, positive or negative.

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Years Ended December 31, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Years Ended December 31, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Years Ended
	December 31,
Underlying Index	2025	2024
DB Aluminum Indices	21.04%	5.24%
DB Brent Crude Indices	(6.45)	6.14
DB Cocoa Indices	(37.16)	—
DB Coffee Indices	30.17	—
DB Copper Grade A Indices	45.65	5.39
DB Copper Indices	35.07	—
DB Corn Indices	(7.74)	(18.05)
DB Cotton Indices	(8.20)	—
DB Crude Oil Indices	(10.91)	8.07
DB Feeder Cattle	39.94	—
DB Gasoil Indices	7.17	—
DB Gold Indices	62.16	—
DB Heating Oil Indices	3.65	—
DB KW Wheat Indices	(13.41)	—
DB Lean Hogs Indices	7.55	—
DB Live Cattle Indices	33.91	—
DB Natural Gas Indices	6.92	(16.37)
DB Nickle Indices	7.03	—
DB Platinum Indices	115.00	—
DB RBOB Gasoline Indices	0.18	—
DB Silver Indices	137.71	22.30
DB Soybean Meal Indices	(12.14)	—
DB Soybean Oil Indices	18.94	—
DB Soybeans Indices	3.52	(16.93)
DB Standard Lead Indices	2.57	—
DB Sugar Indices	(13.51)	(6.94)
DB Wheat Indices	(14.20)	(16.76)
DB Zinc Indices	9.94	14.96
AGGREGATE RETURNS	9.48%	2.85%

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Fund Share Price Performance

For the year ended December 31, 2025, the NYSE Arca market value of each Share increased from $21.38 per Share to $22.39 per Share. The Share price low and high for the year ended December 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $20.17 per Share (-5.66%) on April 8, 2025, and a high of $23.35 per Share (+9.21%) on December 5, 2025. On December 26, 2025, the Fund paid a distribution of $0.74424 for each General Share and Share to holders of record as of December 22, 2025. Therefore, the total return for the Fund on a market value basis was +8.20%.

The Fund generated a positive return in 2025, as strength in metals outweighed losses in agriculture and energy. Within metals, precious metals were the standout performers. Gold advanced to all‑time highs, supported by a combination of macroeconomic and geopolitical forces, including ongoing de‑dollarization, sustained central bank purchases, and elevated demand for safe‑haven assets. Silver outpaced gold on a percentage basis, benefiting from both precious‑metal momentum and industrial‑metal tailwinds, though gold contributed more to Fund returns due to its larger weighting. Industrial metals also delivered strong results. Copper led the industrial metals group, buoyed by tariff‑driven front‑loading of demand, a weaker U.S. dollar, and mine supply disruptions during the third quarter, which tightened the supply outlook. More broadly, industrial metals were supported by expectations for increased spending across defense, power‑grid infrastructure, and Artificial Intelligence‑related technologies. Energy performance was mixed. NY Harbor Ultra-Low Sulphur Diesel posted gains amid tight inventories and resilient consumption. Natural gas was supported by colder‑than‑expected weather early in the year and steady liquified natural gas export demand. Crude oil, however, declined as mounting concerns over a potential supply glut outweighed geopolitical risks. Agriculture was the weakest sector for the Fund. Grains and sugar detracted throughout the year, pressured by improving supply prospects. Soybeans also faced headwinds for most of 2025 due to reduced Chinese import demand amid tariff disputes, though the U.S.–China trade truce reached in October improved sentiment and helped prices recover into year‑end.

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

Fund Share Net Asset Performance

For the year ended December 31, 2025, the NAV of each Share increased from $21.35 per Share to $22.40 per Share. Rising commodity futures contracts prices for Aluminum, Coffee, Copper Grade A, Comex Copper, Feeder Cattle, Gas Oil, Gold, Ultra-Low Sulphur Diesel , Lean Hogs, Live Cattle, Natural Gas, Nickel, Platinum, RBOB Gasoline and Silver were partially offset by falling commodity futures contracts prices for Brent Crude, Cocoa, Corn, Cotton, Light Sweet Crude Oil (WTI), Wheat (Kansas Wheat) and Soybean Meal during the year ended December 31, 2025, contributing to an overall 5.04% increase in the level of the Index and to a 9.48% increase in the level of the DBIQ-OY Diversified TR™. On December 26, 2025, the Fund paid a distribution of $0.74424 for each General Share and Share to holders of record as of December 22, 2025. Therefore, the total return for the Fund on a NAV basis was +8.41%.

Net income (loss) for the year ended December 31, 2025 was $92.5 million, primarily resulting from $51.8 million of income, net realized gain (loss) of $14.2 million, net change in unrealized gain (loss) of $36.9 million and net operating expenses of $10.4 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,223,200,118	0.77%	$21,964,977	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,284,185,900	0.73%	$21,770,017	17

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

The following were the primary trading risk exposures of the Fund as of December 31, 2025 by market sector.

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

Gas Oil

The price of gas oil is volatile. The price movement of gas oil may be influenced by many factors, including, but not limited to, the amount of output by oil producing nations, refinery capacity and utilization rates, transportation and storage constraints, and changes in seasonal consumption patterns. Gas oil prices are also affected by the price of crude oil, since gas oil is a refined product derived from crude oil. Accordingly, changes in crude oil supply or production decisions may materially impact the price of gas oil.

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

Platinum

The price of platinum is volatile and is affected by numerous factors. Platinum prices float freely in accordance with supply and demand. The price movement of platinum may be influenced by a variety of factors, including limited and geographically concentrated supply, primarily from South Africa and Russia, changing demand in the automotive, jewelry, chemical, petroleum and medical industries, geopolitical and mining operational risks, political instability, sanctions, trade restrictions, or government policy shifts. Additionally, international tensions and sanctions currently related to Russia’s invasion of Ukraine in particular could impair the ability to export platinum, constraining global supply and driving volatility in prices. South Africa, meanwhile, faces risks tied to labor unrest, power shortages, infrastructure challenges, and political uncertainty, each of which can interrupt mining operations and exports. South Africa’s mining industry has historically been subject to frequent labor disputes, electricity shortages, regulatory uncertainty, and social unrest.

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

Lead

The price of lead is volatile. The price movement of lead may be influenced by a variety of factors, including demand and global industrial production trends, demand for automotive batteries and other lead-based products, technological developments affecting battery chemistry or recycling rates, changes in fuel and power costs, environmental and health regulations related to lead mining, smelting, and use, labor costs, shortages or strikes, civil unrest and restrictions or regulations imposed by government agencies or other changes in the regulatory environment. Because lead is often produced as a byproduct of mining other metals (such as zinc or silver), changes in those industries can indirectly affect the price of lead.

Nickel

The price of nickel is volatile. The price movement of nickel may be influenced by a variety of factors, including demand, mine commissioning, the accuracy of mineral resources, mine planning and scheduling, the accuracy of ore grades, ground conditions and mine stability, ore characteristics, the accuracy of the estimated rates and costs of mining, ore haulage, barging and shipping, floods, rockslides and earthquakes; changes in fuel and power costs and potential fuel and power shortages; shortages of and cost of supplies, labor costs, shortages or strikes, civil unrest and restrictions or regulations imposed by government agencies or other changes in the regulatory environment.

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

Soybean Meal

The soybean processing industry converts soybeans into soybean meal. Soybean meal is processed into soy flour or soy protein, which are used, along with other commodities, by livestock producers and the fish farming industry as feed. The price movement of soybeans may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Soybean Oil

Soybean oil is sold in multiple grades and is used by the food, petroleum, and chemical industries. The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses. In addition, the soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, inks, crayons, and candles. Soybean oil is also converted to biodiesel and renewable diesel for use as fuel. The price movement of soybeans may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Sugar

The price of sugar is volatile. The price movement of sugar may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Cattle

The price of cattle is volatile. The price movement of cattle may be influenced by a variety of factors, including demand, weather conditions, disease, agricultural feed prices (i.e. corn, milo, wheat, soybeans, hay and alfalfa), cattle production, transportation costs, political uncertainties and economic concerns.

Cocoa

The price of cocoa is volatile. The price movement of cocoa may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Coffee

The price of coffee is volatile. The price movement of coffee may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Cotton

The price of cotton is volatile. The price movement of cotton may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Lean Hogs

The price of lean hogs is volatile. The price movement of lean hogs may be influenced by a variety of factors, including demand, weather conditions, disease, agricultural feed prices (i.e. corn), hog production, crop production, transportation costs, political uncertainties and economic concerns.

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

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2025.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2025, as stated in their report on page 38 of the Fund’s Annual Report on Form 10-K.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB Commodity Index Tracking Fund) and Shareholders of Invesco DB Commodity Index Tracking Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB Commodity Index Tracking Fund (the “Fund”) as of December 31, 2025 and 2024, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 27, 2026

We have served as the Fund’s auditor since 2013.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

December 31, 2025 and 2024

	December 31,
	2025	2024

Assets
United States Treasury Obligations, at value (cost $0 and $392,834,605, respectively)	$—	$393,253,144
Affiliated investments, at value (cost $951,956,893 and $876,300,343, respectively)	952,402,892	876,644,367
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	5,450,444
LME Commodity Futures Contracts receivable	3,249,870	235,303
Unrealized appreciation on LME Commodity Futures Contracts	15,758,826	4,193,218
Cash held by custodian	—	9,308,099
Deposit with Commodity Broker	252,671,176	—
Receivable for:
Dividends from affiliates	2,432,561	2,723,552
Total assets	$1,226,515,325	$1,291,808,127
Liabilities
Other investments:
Unrealized depreciation on LME Commodity Futures Contracts	$252,301	$6,716,016
Payable for:
Fund shares reacquired	2,240,292	—
Management fees	822,614	901,585
Brokerage commissions and fees	—	4,626
Total liabilities	3,315,207	7,622,227
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	896	854
Shareholders' equity—Shares	1,223,199,222	1,284,185,046
Total shareholders' equity	1,223,200,118	1,284,185,900
Total liabilities and equity	$1,226,515,325	$1,291,808,127
General Shares outstanding	40	40
Shares outstanding	54,600,000	60,150,000
Net asset value per share	$22.40	$21.35
Market value per share	$22.39	$21.38

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

December 31, 2025

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $215,027,176)(a)	17.61%	$215,473,175	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.68% (cost $736,929,717)(a)(b)	60.25	736,929,717	736,929,717
Total Affiliated Investments (cost $951,956,893)	77.86%	$952,402,892
Total Investments in Securities (cost $951,956,893)	77.86%	$952,402,892

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of December 31, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	2,400	September - 2026	$53,820,000	$1,171,232	$1,171,232
CBOT Soybean	895	November - 2026	47,636,375	(191,328)	(191,328)
CBOT Soybean Meal	577	May - 2026	17,540,800	(1,399,743)	(1,399,743)
CBOT Soybean Oil	654	December - 2026	19,251,144	(803,000)	(803,000)
CBOT Wheat	895	July - 2026	23,773,438	(3,631,831)	(3,631,831)
CBOT Wheat KCB	673	July - 2026	18,238,300	(710,205)	(710,205)
CME Cattle Feeder	147	March - 2026	25,381,388	1,215,262	1,215,262
CME Lean Hogs	1,183	October - 2026	41,038,270	1,019,101	1,019,101
CME Live Cattle	583	August - 2026	52,131,860	1,685,317	1,685,317
COMEX Copper	280	July - 2026	40,537,000	3,704,261	3,704,261
COMEX Gold	356	December - 2026	160,107,440	10,035,731	10,035,731
COMEX Silver	111	December - 2026	40,428,975	12,558,740	12,558,740
ICE Cocoa	312	December - 2026	18,988,320	(30,200)	(30,200)
ICE Coffee	144	September - 2026	17,288,100	(1,699,674)	(1,699,674)
ICE Cotton	555	December - 2026	18,967,125	81,233	81,233
ICE Low Sulphur Gasoil	801	April - 2026	48,800,925	(2,461,200)	(2,461,200)
ICE-UK Brent Crude	2,415	January - 2026	146,953,580	(4,131,205)	(4,131,205)
LME Aluminum	666	December - 2026	50,258,025	2,291,325	2,291,325
LME Copper	137	April - 2026	42,532,130	11,638,427	11,638,427
LME Lead	159	February - 2026	7,940,858	(252,301)	(252,301)
LME Nickel	209	September - 2026	21,246,309	1,775,505	1,775,505
LME Zinc	181	February - 2026	14,072,931	53,569	53,569
NYB-ICE Sugar	1,285	June - 2026	21,170,632	(2,844,090)	(2,844,090)
NYMEX Natural Gas	1,560	April - 2026	50,388,000	(7,374,037)	(7,374,037)
NYMEX NY Harbor ULSD	442	April - 2026	38,037,636	(2,366,199)	(2,366,199)
NYMEX Platinum	131	October - 2026	13,630,550	2,373,793	2,373,793
NYMEX RBOB Gasoline	519	November - 2026	36,099,668	(1,363,506)	(1,363,506)
NYMEX WTI Crude	2,391	January - 2026	137,291,220	(3,703,380)	(3,703,380)
Total Commodity Futures Contracts				$16,641,597	$16,641,597

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Income
Interest Income	$12,952,163	$36,584,440	$46,312,771
Dividends from Affiliates	38,842,724	46,006,931	61,814,575
Total Income	51,794,887	82,591,371	108,127,346
Expenses
Management Fees	10,791,076	13,601,721	18,202,873
Brokerage Commissions and Fees	452,584	261,534	402,070
Interest Expense	78,941	433,098	511,287
Total Expenses	11,322,601	14,296,353	19,116,230
Less: Waivers	(880,741)	(808,525)	(1,188,829)
Net Expenses	10,441,860	13,487,828	17,927,401
Net Investment Income (Loss)	41,353,027	69,103,543	90,199,945
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	(4)	(154)
Commodity Futures Contracts	14,203,753	(56,339,164)	(248,497,488)
Net Realized Gain (Loss)	14,203,753	(56,339,168)	(248,497,642)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(418,539)	(353,565)	336,743
Affiliated Investments	101,975	(10,198)	453,841
Commodity Futures Contracts	37,222,642	9,981,798	5,796,728
Net Change in Unrealized Gain (Loss)	36,906,078	9,618,035	6,587,312
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	51,109,831	(46,721,133)	(241,910,330)
Net Income (Loss)	$92,462,858	$22,382,410	$(151,710,385)

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2025

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$854	60,150,000	$1,284,185,046	$1,284,185,900
Purchases of Shares			11,350,000	252,939,796	252,939,796
Redemption of Shares			(16,900,000)	(365,752,902)	(365,752,902)
Net Increase (Decrease) due to Share Transactions			(5,550,000)	(112,813,106)	(112,813,106)
Return of Capital Distributions		(30)		(40,635,504)	(40,635,534)
Net Income (Loss)
Net Investment Income (Loss)		31		41,352,996	41,353,027
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		11		14,203,742	14,203,753
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		30		36,906,048	36,906,078
Net Income (Loss)		72		92,462,786	92,462,858
Net Change in Shareholders' Equity	—	42	(5,550,000)	(60,985,824)	(60,985,782)
Balance at December 31, 2025	40	$896	54,600,000	$1,223,199,222	$1,223,200,118

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

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$92,462,858	$22,382,410	$(151,710,385)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(1,072,897,142)	(2,725,821,126)
Proceeds from securities sold and matured	400,000,000	1,500,000,000	3,259,999,847
Cost of affiliated investments purchased	(712,815,065)	(2,207,958,507)	(3,555,261,081)
Proceeds from affiliated investments sold	637,158,515	2,239,424,067	4,072,945,337
Net accretion of discount on United States Treasury Obligations	(7,165,395)	(36,358,923)	(45,806,209)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	4	154
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	(17,712,759)	6,073,186	(37,201,718)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	5,450,444	(15,115,460)	38,134,315
Deposit with Commodity Broker	(252,671,176)	—	—
Dividends from affiliates	290,991	992,974	890,154
LME Commodity Futures Contracts	(3,014,567)	(4,691,741)	(46,384,666)
Management fees	(78,971)	(314,984)	(681,835)
Brokerage commissions and fees	(4,626)	174	1,498
Net cash provided by (used in) operating activities	141,900,249	431,536,058	809,104,285
Cash flows from financing activities:
Distributions paid to shareholders	(40,635,534)	(68,106,248)	(84,199,842)
Proceeds from purchases of Shares	252,939,796	208,115,689	370,325,566
Redemption of Shares	(363,512,610)	(562,237,400)	(1,095,230,009)
Net cash provided by (used in) financing activities	(151,208,348)	(422,227,959)	(809,104,285)
Net change in cash	(9,308,099)	9,308,099	—
Cash at beginning of period	9,308,099	—	—
Cash at end of period	$—	$9,308,099	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$78,941	$433,098	$511,287

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Financial Statements

December 31, 2025

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

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Optimum Yield Diversified Commodity Index Excess ReturnTM(the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Index is intended to reflect the economic performance of investing in futures contracts on a basket of commodities. The Fund invests in futures contracts in an attempt to track its Index. Effective November 10, 2025, the Index comprised the following commodities: Light Sweet Crude Oil (WTI), Gas Oil, Ultra-Low Sulphur Diesel (also commonly known as Heating Oil), RBOB Gasoline, Natural Gas, Brent Crude, Gold, Silver, Platinum, Aluminum, Zinc, Comex Copper, Copper Grade A, Lead, Nickel, Feeder Cattle, Cocoa, Coffee, Corn, Cotton, Lean Hogs, Live Cattle, Wheat, Wheat (Kansas Wheat), Soybean Meal, Soybean Oil, Soybeans, and Sugar (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2025, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

C. Segment Reporting

The Fund represents a single operating segment, in accordance with ASC 280, Segment Reporting. Subject to the oversight and, when applicable, approval of the Board of Managers, portfolio managers and senior executives at the Managing Owner act as the Fund's chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Fund. The CODM monitors the operating results as a whole, and the Fund's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Fund's financial statements.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. A distribution for the year ended December 31, 2025 was paid on December 26, 2025 to holders of record as of December 22, 2025 at a rate of $0.74424 for each General Share and Share for a total distribution of $30 to General Shares and $40,635,504 to Shares.

The table below shows distributions per General Share and Share in total for the years presented:

	Years Ended December 31,
	2025	2024	2023
Distributions per General Share	$0.74424	$1.11582	$1.08926
Distributions per Share	$0.74424	$1.11582	$1.08926
Distributions paid to General Shares	$30	$45	$44
Distributions paid to Shares	$40,635,504	$67,507,110	$84,798,891

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2025, 2024 and 2023, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00, $7.00 and $7.00 per round-turn trade for the years ended December 31, 2025, 2024 and 2023, respectively.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of December 31, 2025, the Fund had a receivable from the Commodity Broker of $3,249,870 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2024, the Fund had a receivable from the Commodity Broker of $235,303 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account assets, of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $880,741, $808,525 and $1,188,829 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of December 31, 2025 and 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$215,473,175	$—	$—	$215,473,175
Money Market Mutual Fund	736,929,717	—	—	736,929,717
Total Investments in Securities	952,402,892	—	—	952,402,892
Other Investments - Assets(a)
Commodity Futures Contracts	49,603,496	—	—	49,603,496
Other Investments - Liabilities(a)
Commodity Futures Contracts	(32,961,899)	—	—	(32,961,899)
Total Other Investments	16,641,597	—	—	16,641,597
Total Investments	$969,044,489	$—	$—	$969,044,489

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$393,253,144	$—	$393,253,144
Exchange-Traded Fund	215,371,200	—	—	215,371,200
Money Market Mutual Fund	661,273,167	—	—	661,273,167
Total Investments in Securities	876,644,367	393,253,144	—	1,269,897,511
Other Investments - Assets(a)
Commodity Futures Contracts	27,889,813	—	—	27,889,813
Other Investments - Liabilities(a)
Commodity Futures Contracts	(48,470,858)	—	—	(48,470,858)
Total Other Investments	(20,581,045)	—	—	(20,581,045)
Total Investments	$856,063,322	$393,253,144	$—	$1,249,316,466

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$49,603,496	$(32,961,899)	$27,889,813	$(48,470,858)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2025 and December 31, 2024 Statements of Financial Condition for non-LME Commodity Futures Contracts, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Years Ended
	Location of Gain (Loss) on Derivatives	December 31,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$14,203,753	$(56,339,164)	$(248,497,488)
	Net Change in Unrealized Gain (Loss)	37,222,642	9,981,798	5,796,728
Total		$51,426,395	$(46,357,366)	$(242,700,760)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Years Ended
	December 31,
	2025	2024	2023
Average Notional Value	$1,264,773,524	$1,587,554,905	$2,142,575,195

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2025.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2025	Dividend Income
Invesco Short Term Treasury ETF	$215,371,200	$—	$—	$101,975	$—	$215,473,175	$8,784,738
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	661,273,167	712,815,065	(637,158,515)	—	—	736,929,717	30,057,986
Total	$876,644,367	$712,815,065	$(637,158,515)	$101,975	$—	$952,402,892	$38,842,724

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2024	Dividend Income
Invesco Short Term Treasury ETF	$215,381,398	$—	$—	$(10,198)	$—	$215,371,200	$10,743,495
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	692,738,727	2,207,958,507	(2,239,424,067)	—	—	661,273,167	35,263,436
Total	$908,120,125	$2,207,958,507	$(2,239,424,067)	$(10,198)	$—	$876,644,367	$46,006,931

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2023	Dividend Income
Invesco Treasury Collateral ETF	$141,250,406	$73,677,151	$—	$453,841	$—	$215,381,398	$8,154,302
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,284,100,134	3,481,583,930	(4,072,945,337)	—	—	692,738,727	53,660,273
Total	$1,425,350,540	$3,555,261,081	$(4,072,945,337)	$453,841	$—	$908,120,125	$61,814,575

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2025, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	2025	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$21.35	$22.05	$24.65
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.07	(0.56)	(2.52)
Net investment income (loss) (b)	0.72	0.98	1.01
Net income (loss)	1.79	0.42	(1.51)
Less:
Return of capital distributions	(0.74)	(1.12)	(1.09)
Net asset value per Share, end of period	$22.40	$21.35	$22.05
Market value per Share, beginning of period (c)	$21.38	$22.06	$24.67
Market value per Share, end of period (c)	$22.39	$21.38	$22.06

Ratio to average Net Assets
Net investment income (loss)	3.26%	4.32%	4.21%
Expenses, after waivers	0.82%	0.84%	0.84%
Expenses, prior to waivers	0.89%	0.89%	0.89%
Total Return, at net asset value (d)	8.41%	2.00%	(6.18)%
Total Return, at market value (d)	8.20%	2.09%	(6.22)%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 37 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2025, as stated in their report on page 38 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

A person is a principal of a CFTC registrant based on the person’s role or position with a registrant, ability to control a registrant’s business activities or ownership or financial stake in a registrant. As of December 31, 2025, the following principals serve in the below capacities on behalf of the Managing Owner and, unless otherwise indicated, are not executive officers of the Fund:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie H. Zimdars	Chief Compliance Officer
Melanie Ringold[1]	Board of Managers
David Hemming	Vice President, Head of Alternatives Portfolio Management

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

Brian Hartigan (47) has been Chief Executive Officer of the Managing Owner since November 2023. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Hartigan has been a Member of the Board of Managers of the Managing Owner since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (45) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman (48) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Terry Gibson Vacheron CPA (61) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Managing Owner and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Managing Owner and Invesco Advisers Inc., a registered investment adviser affiliated with the Managing Owner, on June 29, 2022.

Kelli Gallegos (55) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars (49) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

Melanie Ringold (49) has been a Member of the Board of Managers of the Managing Owner since July 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change Committee. Ms. Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Managing Owner on July 31, 2024.

David Hemming (44) joined the Managing Owner in September 2016 as a Senior Portfolio Manager and has been Head of Alternatives Portfolio Management since November 2020, and a Vice President of the Managing Owner since November 2024. In these roles, Mr. Hemming manages a team of two other portfolio managers and is responsible for portfolio management processes for over 20 commodity and alternatives-based registered investment companies and other pooled investment vehicles managed by the Managing Owner. He is a graduate of University of St. Andrews (Scotland), with an MA (honours) in Economics and International relations, and City University Business School, with a MSc in Investment Management. Mr. Hemming was listed as a principal of the Managing Owner on November 6, 2024, and he was registered as associated person and swap associated person the Managing Owner on April 19, 2017, and April 26, 2017, respectively.

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

For the year ended December 31, 2025, the Fund incurred Management Fees of $10,791,076 of which $9,968,462 had been paid at December 31, 2025. Management Fees of $822,614 were unpaid at December 31, 2025 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2025, the Fund incurred brokerage commissions of $452,584 of which $452,584 had been paid at December 31, 2025. There were no unpaid brokerage commissions at December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2026, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2025 and 2024.

	Fiscal Years Ended December 31,
	2025	2024
Audit Fees	$90,710	$88,930
Audit-Related Fees (1)	—	10,250
Tax Fees (2)	844,283	1,095,433
All Other Fees	—	—
Total	$934,993	$1,194,613

(1)
Audit-Related Fees for fiscal year ended December 31, 2024 include fees billed for reviewing regulatory filings.
(2)
Tax Fees for the fiscal years ended December 31, 2025 and 2024 include fees billed for preparing tax forms.

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

(a)(1) Financial Statements

See financial statements commencing on page 36 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

EXHIBIT NO.	DESCRIPTION

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]
4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]
4.2	Form of Participant Agreement [4]
4.2.1	Amendment to Form of Participant Agreement [4]
4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Escrow Agreement [6]

10.2	Form of Customer Agreement [7]

10.3	Form of Administration Agreement [8]

10.4	Form of Global Custody Agreement [8]

10.5	Form of Transfer Agency and Service Agreement [9]

10.6	Distribution Services Agreement [10]
19.1	Insider Trading Policies and Procedures [11]
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Policy Relating to Recovery of Erroneously Awarded Compensation [12]

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund— December 31, 2025 and December 31, 2024, (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund—December 31, 2025, (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund—December 31, 2024, (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund—Years Ended December 31, 2025, 2024 and 2023, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund—Year Ended December 31, 2025, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund—Year Ended December 31, 2024, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund— Year Ended December 31, 2023, (viii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund—Years Ended December 31, 2025, 2024 and 2023, and (ix) Notes to Financial Statements of Invesco DB Commodity Index Tracking Fund.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

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
11.
Previously filed as an exhibit to Form 10-K on February 26, 2025 and incorporated herein by reference.
12.
Previously filed as an exhibit to Form 10-K on February 23, 2024 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 27, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 27, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 27, 2026

/s/ Melanie Ringold Melanie Ringold	Manager	February 27, 2026

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.