Form 10-Q
period 2026-03-31
Invesco DB Commodity Index Tracking Fund
filed 2026-05-07
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of outstanding Shares as of March 31, 2026: 58,450,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Affiliated investments, at value (cost $1,539,746,107 and $951,956,893, respectively)	1,539,988,156	952,402,892
Other investments:
LME Commodity Futures Contracts receivable	16,696,145	3,249,870
Unrealized appreciation on LME Commodity Futures Contracts	8,159,951	15,758,826
Deposit with Commodity Broker	148,872,616	252,671,176
Receivable for:
Dividends from affiliates	2,822,052	2,432,561
Total assets	$1,716,538,920	$1,226,515,325
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$18,440,206	$—
Unrealized depreciation on LME Commodity Futures Contracts	2,764,802	252,301
Payable for:
Due to Custodian	178	—
Fund shares reacquired	4,336,804	2,240,292
Management fees	1,088,784	822,614
Total liabilities	26,630,774	3,315,207
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,156	896
Shareholders' equity—Shares	1,689,906,990	1,223,199,222
Total shareholders' equity	1,689,908,146	1,223,200,118
Total liabilities and equity	$1,716,538,920	$1,226,515,325
General Shares outstanding	40	40
Shares outstanding	58,450,000	54,600,000
Net asset value per share	$28.91	$22.40
Market value per share	$28.96	$22.39

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

March 31, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $215,027,176) (a)	12.74%	$215,269,225	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.58% (cost $1,324,718,931) (a)(b)	78.39	1,324,718,931	1,324,718,931
Total Affiliated Investments (cost $1,539,746,107)	91.13%	$1,539,988,156
Total Investments in Securities (cost $1,539,746,107)	91.13%	$1,539,988,156

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of March 31, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	2,584	September - 2026	$60,756,300	$3,794,927	$3,794,927
CBOT Soybean	961	November - 2026	55,617,875	3,954,260	3,954,260
CBOT Soybean Meal	623	May - 2026	19,711,720	(580,402)	(580,402)
CBOT Soybean Oil	705	December - 2026	27,621,900	5,648,975	5,648,975
CBOT Wheat	965	July - 2026	30,228,625	922,240	922,240
CBOT Wheat KCB	724	July - 2026	23,484,750	2,961,844	2,961,844
CME Cattle Feeder	162	May - 2026	29,684,475	659,694	659,694
CME Lean Hogs	1,273	October - 2026	46,515,420	2,961,145	2,961,145
CME Live Cattle	627	August - 2026	60,141,840	5,448,498	5,448,498
COMEX Copper	301	July - 2026	42,632,888	2,334,535	2,334,535
COMEX Gold	383	December - 2026	183,081,660	16,748,795	16,748,795
COMEX Silver	119	December - 2026	45,703,140	13,074,069	13,074,069
ICE Cocoa	339	December - 2026	11,854,830	(7,859,083)	(7,859,083)
ICE Coffee	155	September - 2026	16,164,563	(3,740,846)	(3,740,846)
ICE Cotton	599	December - 2026	22,264,830	1,848,722	1,848,722
ICE Low Sulphur Gasoil	950	May - 2026	117,728,750	29,710,600	29,710,600
ICE-UK Brent Crude	2,777	April - 2026	288,724,689	54,120,960	54,120,960
LME Aluminum	717	December - 2026	58,537,673	6,206,047	6,206,047
LME Copper	146	March - 2027	45,405,088	(2,193,107)	(2,193,107)
LME Lead	160	March - 2027	8,005,000	(571,695)	(571,695)
LME Nickel	224	September - 2026	23,202,816	1,930,099	1,930,099
LME Zinc	193	March - 2027	15,426,731	23,805	23,805
NYB-ICE Sugar	1,382	June - 2026	24,270,131	(1,043,720)	(1,043,720)
NYMEX Natural Gas	1,679	April - 2026	48,422,360	(12,598,582)	(12,598,582)
NYMEX NY Harbor ULSD	476	April - 2026	82,243,090	37,114,196	37,114,196
NYMEX Platinum	140	October - 2026	13,912,500	1,365,838	1,365,838
NYMEX RBOB Gasoline	558	November - 2026	52,163,849	11,141,453	11,141,453
NYMEX WTI Crude	3,026	August - 2026	235,967,479	18,654,458	18,654,458
Total Commodity Futures Contracts				$192,037,725	$192,037,725

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Income
Interest Income	$2,571,052	$4,411,437
Dividends from Affiliates	9,141,940	9,610,738
Total Income	11,712,992	14,022,175
Expenses
Management Fees	2,981,270	2,817,211
Brokerage Commissions and Fees	86,309	62,219
Interest Expense	—	60,949
Total Expenses	3,067,579	2,940,379
Less: Waivers	(239,365)	(197,273)
Net Expenses	2,828,214	2,743,106
Net Investment Income (Loss)	8,884,778	11,279,069
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	183,721,781	(4,551,411)
Net Realized Gain (Loss)	183,721,781	(4,551,411)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(307,037)
Affiliated Investments	(203,950)	(132,567)
Commodity Futures Contracts	175,396,128	62,882,638
Net Change in Unrealized Gain (Loss)	175,192,178	62,443,034
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	358,913,959	57,891,623
Net Income (Loss)	$367,798,737	$69,170,692

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$896	54,600,000	$1,223,199,222	$1,223,200,118
Purchases of Shares			7,700,000	197,591,932	197,591,932
Redemption of Shares			(3,850,000)	(98,682,641)	(98,682,641)
Net Increase (Decrease) due to Share Transactions			3,850,000	98,909,291	98,909,291
Net Income (Loss)
Net Investment Income (Loss)		6		8,884,772	8,884,778
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		130		183,721,651	183,721,781
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		124		175,192,054	175,192,178
Net Income (Loss)		260		367,798,477	367,798,737
Net Change in Shareholders' Equity	—	260	3,850,000	466,707,768	466,708,028
Balance at March 31, 2026	40	$1,156	58,450,000	$1,689,906,990	$1,689,908,146

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$854	60,150,000	$1,284,185,046	$1,284,185,900
Purchases of Shares			3,450,000	76,680,188	76,680,188
Redemption of Shares			(3,200,000)	(70,847,389)	(70,847,389)
Net Increase (Decrease) due to Share Transactions			250,000	5,832,799	5,832,799
Net Income (Loss)
Net Investment Income (Loss)		8		11,279,061	11,279,069
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(3)		(4,551,408)	(4,551,411)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		41		62,442,993	62,443,034
Net Income (Loss)		46		69,170,646	69,170,692
Net Change in Shareholders' Equity	—	46	250,000	75,003,445	75,003,491
Balance at March 31, 2025	40	$900	60,400,000	$1,359,188,491	$1,359,189,391

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$367,798,737	$69,170,692
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of affiliated investments purchased	(669,229,881)	(205,099,074)
Proceeds from affiliated investments sold	81,440,667	281,997,433
Net accretion of discount on United States Treasury Obligations	—	(4,326,409)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	10,315,326	(1,588,374)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	18,440,206	5,450,444
Deposit with Commodity Broker	103,798,560	(143,255,407)
Dividends from affiliates	(389,491)	567,140
LME Commodity Futures Contracts	(13,446,275)	(47,803)
Management fees	266,170	(7,063)
Brokerage commissions and fees	—	46
Net cash provided by (used in) operating activities	(101,005,981)	2,861,625
Cash flows from financing activities:
Proceeds from purchases of Shares	197,591,932	58,677,665
Redemption of Shares	(96,586,129)	(70,847,389)
Increase (decrease) in payable for amount due to custodian	178	—
Net cash provided by (used in) financing activities	101,005,981	(12,169,724)
Net change in cash	—	(9,308,099)
Cash at beginning of period	—	9,308,099
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$60,949

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

March 31, 2026

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three months ended March 31, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $6.00 per round-turn trade during the three months ended March 31, 2026 and 2025, respectively.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper, lead, nickel and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of March 31, 2026, the Fund had a receivable from the Commodity Broker of $16,696,145 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2025, the Fund had a receivable to the Commodity Broker of $3,249,870 related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $239,365 and $197,273 for the three months ended March 31, 2026 and 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of March 31, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$215,269,225	$—	$—	$215,269,225
Money Market Mutual Fund	1,324,718,931	—	—	1,324,718,931
Total Investments in Securities	1,539,988,156	—	—	1,539,988,156
Other Investments—Assets(a)
Commodity Futures Contracts	220,625,160	—	—	220,625,160
Other Investments—Liabilities(a)
Commodity Futures Contracts	(28,587,435)	—	—	(28,587,435)
Total Other Investments	192,037,725	—	—	192,037,725
Total Investments	$1,732,025,881	$—	$—	$1,732,025,881

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$215,473,175	$—	$—	$215,473,175
Money Market Mutual Fund	736,929,717	—	—	736,929,717
Total Investments in Securities	952,402,892	—	—	952,402,892
Other Investments—Assets(a)
Commodity Futures Contracts	49,603,496	—	—	49,603,496
Other Investments—Liabilities(a)
Commodity Futures Contracts	(32,961,899)	—	—	(32,961,899)
Total Other Investments	16,641,597	—	—	16,641,597
Total Investments	$969,044,489	$—	$—	$969,044,489

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$220,625,160	$(28,587,435)	$49,603,496	$(32,961,899)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition for non-LME Commodity Futures Contracts, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$183,721,781	$(4,551,411)
	Net Change in Unrealized Gain (Loss)	175,396,128	62,882,638
Total		$359,117,909	$58,331,227

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2026	2025
Average Notional Value	$1,411,849,213	$1,328,238,917

Note 8 – Investments in Affiliates

The Invesco Short Term Treasury ETF is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Short Term Treasury ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million. Because it is advised by the Managing Owner, the Invesco Short Term Treasury ETF is an affiliate of the Fund.

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2026.

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2026	Dividend Income
Invesco Short Term Treasury ETF	$215,473,175	$—	$—	$(203,950)	$—	$215,269,225	$1,935,955
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	736,929,717	669,229,881	(81,440,667)	—	—	1,324,718,931	7,205,985
Total	$952,402,892	$669,229,881	$(81,440,667)	$(203,950)	$—	$1,539,988,156	$9,141,940

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2025.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2025	Dividend Income
Invesco Short Term Treasury ETF	$215,371,200	$—	$—	$(132,567)	$—	$215,238,633	$2,311,569
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	661,273,167	205,099,074	(281,997,433)	—	—	584,374,808	7,299,169
Total	$876,644,367	$205,099,074	$(281,997,433)	$(132,567)	$—	$799,613,441	$9,610,738

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$22.40	$21.35
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	6.35	0.96
Net investment income (loss) (b)	0.16	0.19
Net income (loss)	6.51	1.15
Net asset value per Share, end of period	$28.91	$22.50
Market value per Share, beginning of period (c)	$22.39	$21.38
Market value per Share, end of period (c)	$28.96	$22.52

Ratio to average Net Assets (d)
Net investment income (loss)	2.53%	3.40%
Expenses, after waivers	0.81%	0.83%
Expenses, prior to waivers	0.87%	0.89%
Total Return, at net asset value (e)	29.06%	5.39%
Total Return, at market value (e)	29.34%	5.33%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other Securities and Exchange Commission (the "SEC") filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as the following:

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
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflicts, including armed conflicts, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

Overview/Introduction

Invesco DB Commodity Index Tracking Fund (the “Fund”) was formed as a Delaware statutory trust on May 23, 2005. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of common units of beneficial interest (the "Shares") authorized for issuance.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2026:

Index Commodity	Fund Weight (%)
Aluminum	3.43%
Brent Crude	17.09
Cocoa	0.70
Coffee	0.96
Comex Copper	2.53
Copper Grade A	2.68
Corn	3.60
Cotton	1.32
Feeder Cattle	1.75
Gas Oil	6.97
Gold	10.84
Lead	0.48
Lean Hogs	2.75
Light Sweet Crude Oil (WTI)	13.97
Live Cattle	3.56
Natural Gas	2.87
Nickel	1.37
Platinum	0.83
RBOB Gasoline	3.09
Silver	2.71
Soybean Meal	1.16
Soybean Oil	1.64
Soybeans	3.29
Sugar	1.44
Ultra-Low Sulphur Diesel	4.87
Wheat	1.79
Wheat (Kansas Wheat)	1.39
Zinc	0.92
Closing Level as of March 31, 2026:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(101.0) million and $2.9 million for the three months ended March 31, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2026 $81.4 million was received from sales of affiliated investments and $669.2 million was paid to purchase affiliated investments. $282.0 million was received from sales of affiliated investments and $205.1 million was paid to purchase affiliated investments during the three months ended March 31, 2025. During the three months ended March 31, 2026, and 2025 net deposits to/from the Commodity Broker were $103.8 million and $143.3 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $101.0 million and $(12.2) million during the three months ended March 31, 2026 and 2025, respectively. This included $197.6 million and $58.7 million from Shares purchased by Authorized Participants and $96.6 million and $70.8 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2026 and 2025, respectively. No distributions were paid to Shareholders during the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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
Performance information included herein prior to November 10, 2025 may have differed had the revised methodology been in place

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

DBC - For the Three Months Ended March 31, 2026
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2025
3/31/2026
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

Performance Summary

This Report covers the three months ended March 31, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2026 and 2025” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three Months Ended March 31, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended
	March 31,
Underlying Index	2026	2025
DB Aluminum Indices	2.92%	(0.04)%
DB Brent Crude Indices	1.85	3.42
DB Cocoa Indices	(42.02)	—
DB Coffee Indices	(12.34)	—
DB Copper Grade A Indices	2.51	11.18
DB Copper Indices	(2.17)	—
DB Corn Indices	1.26	(0.72)
DB Cotton Indices	9.75	—
DB Crude Oil Indices	0.73	0.70
DB Feeder Cattle	9.45	—
DB Gasoil Indices	123.89	—
DB Gold Indices	2.81	17.73
DB Heating Oil Indices	1.28	2.39
DB KW Wheat Indices	2.76	—
DB Lean Hogs Indices	6.29	—
DB Live Cattle Indices	8.24	—
DB Natural Gas Indices	(9.93)	31.86
DB Nickle Indices	3.13	—
DB Platinum Indices	(4.49)	—
DB RBOB Gasoline Indices	2.19	4.27
DB Silver Indices	6.33	17.68
DB Soybean Meal Indices	4.08	—
DB Soybean Oil Indices	33.10	—
DB Soybeans Indices	0.88	0.47
DB Standard Lead Indices	(5.64)	—
DB Sugar Indices	(0.53)	7.70
DB Wheat Indices	1.92	(2.30)
DB Zinc Indices	1.07	(3.47)
AGGREGATE RETURNS	29.48%	5.67%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

For the three months ended March 31, 2026, the NYSE Arca market value of each Share increased from $22.39 per Share to $28.96 per Share. The Share price low and high for the three months ended March 31, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $22.41 per Share (+0.09%) on January 2, 2026, and a high of $29.27 per Share (+30.73%) on March 18, 2026. The total return for the Fund on a market value basis was +29.34%.

Commodities delivered strong gains in the first quarter of 2026, resulting in robust positive performance for the Fund. Strength was driven largely by energy commodities, as crude oil and refined products rallied on escalating geopolitical tensions tied to the ongoing conflict between Iran and the United States. Repeated threats of a potential disruption or closure of the Strait of Hormuz, a critical chokepoint for global oil and refined product flows, significantly increased geopolitical risk premiums and pushed energy prices higher. Precious metals also contributed positively as investors sought safe‑haven assets amid rising uncertainty, while select agricultural and industrial commodities benefited from broader inflationary pressures and investor inflows into commodities. These factors combined to support broad‑based gains during the quarter.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2026, the NAV of each Share increased from $22.40 per Share to $28.91 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude, Cocoa, Coffee, Comex Copper, Copper Grade A, Corn, Cotton, Lead, Light Sweet Crude Oil (WTI), Feeder Cattle, Gas Oil, Gold, Ultra-Low Sulphur Diesel, Natural Gas, Platinum, Wheat (Kansas Wheat), Lean Hogs, Live Cattle, Nickel, RBOB Gasoline, Silver, Soybean Meal, Soybean Oil, Soybeans, Sugar, Wheat and Zinc were partially offset by falling commodity futures contracts prices for Cocoa, Coffee, Comex Copper, Natural Gas, Platinum, Lead and Sugar during the three months ended March 31, 2026, contributing to an overall 28.32% increase in the level of the Index and to a 29.48% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +29.06%.

Net income (loss) for the three months ended March 31, 2026 was $367.8 million, primarily resulting from $11.7 million of income, net realized gain (loss) of $183.7 million, net change in unrealized gain (loss) of $175.2 million and net operating expenses of $2.8 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2026.

				For the Three Months Ended
				March 31, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,689,908,146	0.97%	$38,217,038	2

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,223,200,118	0.77%	$21,964,977	11

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

The following were the primary trading risk exposures of the Fund as of March 31, 2026 by market sector:

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

Cattle

The price of cattle is volatile. The price movement of cattle may be influenced by a variety of factors, including demand, weather conditions, disease, agricultural feed prices (i.e., corn, milo, wheat, soybeans, hay and alfalfa), cattle production, transportation costs, political uncertainties and economic concerns.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.
(b)
Not applicable.

(c)
Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended March 31, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	950,000	$22.61
February 1, 2026 to February 28, 2026	850,000	$23.91
March 1, 2026 to March 31, 2026	2,050,000	$27.75
Total	3,850,000	$25.63

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – March 31, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - March 31, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (vi) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended March 31, 2026 and 2025 (Unaudited), and (vii) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – March 31, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 6, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 6, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools