Form 10-Q
period 2026-06-30
Invesco DB Commodity Index Tracking Fund
filed 2026-08-07
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Shares as of June 30, 2026: 59,250,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value (cost $1,423,718,172 and $951,956,893, respectively)	$1,424,001,011	$952,402,892
Other investments:
LME Commodity Futures Contracts receivable	2,639,631	3,249,870
Unrealized appreciation on LME Commodity Futures Contracts	3,913,616	15,758,826
Deposit with Commodity Broker	150,665,315	252,671,176
Receivable for:
Dividends from affiliates	3,949,107	2,432,561
Total assets	$1,585,168,680	$1,226,515,325
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$269,022	$—
Unrealized depreciation on LME Commodity Futures Contracts	860,444	252,301
Payable for:
Fund shares reacquired	6,651,044	2,240,292
Management fees	1,090,216	822,614
Total liabilities	8,870,726	3,315,207
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,064	896
Shareholders' equity—Shares	1,576,296,890	1,223,199,222
Total shareholders' equity	1,576,297,954	1,223,200,118
Total liabilities and equity	$1,585,168,680	$1,226,515,325
General Shares outstanding	40	40
Shares outstanding	59,250,000	54,600,000
Net asset value per share	$26.60	$22.40
Market value per share	$26.67	$22.39

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

June 30, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $215,027,176) (a)	13.66%	$215,310,015	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.57% (cost $1,208,690,996) (a)(b)	76.68	1,208,690,996	1,208,690,996
Total Affiliated Investments (cost $1,423,718,172)	90.34%	$1,424,001,011

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	2,636	September - 2026	$54,927,650	$(3,903,614)	$(3,903,614)
CBOT Soybean	983	November - 2026	56,215,313	2,527,226	2,527,226
CBOT Soybean Meal	635	December - 2026	19,246,850	(791,263)	(791,263)
CBOT Soybean Oil	721	December - 2026	28,270,410	4,580,992	4,580,992
CBOT Wheat	882	July - 2027	27,871,200	(923,691)	(923,691)
CBOT Wheat KCB	680	July - 2027	22,610,000	(512,277)	(512,277)
CME Feeder Cattle	171	January - 2027	29,922,863	(358,584)	(358,584)
CME Lean Hogs	1,301	October - 2026	42,672,800	(2,388,557)	(2,388,557)
CME Live Cattle	641	August - 2026	62,157,770	4,983,881	4,983,881
COMEX Copper	294	May - 2027	47,561,850	(2,081,783)	(2,081,783)
COMEX Gold	391	December - 2026	160,251,350	(13,407,277)	(13,407,277)
COMEX Silver	122	December - 2026	36,951,970	554,301	554,301
ICE Cocoa	345	December - 2026	17,898,600	(776,540)	(776,540)
ICE Coffee	159	September - 2026	17,675,831	(1,924,766)	(1,924,766)
ICE Cotton	610	December - 2026	23,424,000	2,001,866	2,001,866
ICE Low Sulphur Gasoil	1,323	December - 2026	106,468,425	(16,168,491)	(16,168,491)
ICE-UK Brent Crude	3,366	August - 2026	245,818,979	(58,540,215)	(58,540,215)
LME Aluminum	731	December - 2026	56,241,313	1,320,241	1,320,241
LME Copper	149	March - 2027	49,805,671	1,247,774	1,247,774
LME Lead	165	March - 2027	7,994,250	(762,348)	(762,348)
LME Nickel	229	September - 2026	22,335,771	(98,096)	(98,096)
LME Zinc	198	March - 2027	17,334,504	1,345,601	1,345,601
NYB-ICE Sugar	1,301	June - 2027	22,760,214	186,973	186,973
NYMEX Natural Gas	1,532	March - 2027	45,071,440	(2,260,253)	(2,260,253)
NYMEX NY Harbor ULSD	666	May - 2027	75,728,596	(9,251,126)	(9,251,126)
NYMEX Platinum	143	October - 2026	11,195,470	(2,013,222)	(2,013,222)
NYMEX RBOB Gasoline	569	November - 2026	53,758,551	9,040,777	9,040,777
NYMEX WTI Crude	3,090	August - 2026	214,044,300	(16,420,218)	(16,420,218)
Total Commodity Futures Contracts				$(104,792,689)	$(104,792,689)

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
(b)
The rate shown is the 7-day SEC standardized yield as of December 31, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	2,400	September - 2026	$53,820,000	$1,171,232	$1,171,232
CBOT Soybean	895	November - 2026	47,636,375	(191,328)	(191,328)
CBOT Soybean Meal	577	May - 2026	17,540,800	(1,399,743)	(1,399,743)
CBOT Soybean Oil	654	December - 2026	19,251,144	(803,000)	(803,000)
CBOT Wheat	895	July - 2026	23,773,438	(3,631,831)	(3,631,831)
CBOT Wheat KCB	673	July - 2026	18,238,300	(710,205)	(710,205)
CME Feeder Cattle	147	March - 2026	25,381,388	1,215,262	1,215,262
CME Lean Hogs	1,183	October - 2026	41,038,270	1,019,101	1,019,101
CME Live Cattle	583	August - 2026	52,131,860	1,685,317	1,685,317
COMEX Copper	280	July - 2026	40,537,000	3,704,261	3,704,261
COMEX Gold	356	December - 2026	160,107,440	10,035,731	10,035,731
COMEX Silver	111	December - 2026	40,428,975	12,558,740	12,558,740
ICE Cocoa	312	December - 2026	18,988,320	(30,200)	(30,200)
ICE Coffee	144	September - 2026	17,288,100	(1,699,674)	(1,699,674)
ICE Cotton	555	December - 2026	18,967,125	81,233	81,233
ICE Low Sulphur Gasoil	801	April - 2026	48,800,925	(2,461,200)	(2,461,200)
ICE-UK Brent Crude	2,415	January - 2026	146,953,580	(4,131,205)	(4,131,205)
LME Aluminum	666	December - 2026	50,258,025	2,291,325	2,291,325
LME Copper	137	April - 2026	42,532,130	11,638,427	11,638,427
LME Lead	159	February - 2026	7,940,858	(252,301)	(252,301)
LME Nickel	209	September - 2026	21,246,309	1,775,505	1,775,505
LME Zinc	181	February - 2026	14,072,931	53,569	53,569
NYB-ICE Sugar	1,285	June - 2026	21,170,632	(2,844,090)	(2,844,090)
NYMEX Natural Gas	1,560	April - 2026	50,388,000	(7,374,037)	(7,374,037)
NYMEX NY Harbor ULSD	442	April - 2026	38,037,636	(2,366,199)	(2,366,199)
NYMEX Platinum	131	October - 2026	13,630,550	2,373,793	2,373,793
NYMEX RBOB Gasoline	519	November - 2026	36,099,668	(1,363,506)	(1,363,506)
NYMEX WTI Crude	2,391	January - 2026	137,291,220	(3,703,380)	(3,703,380)
Total Commodity Futures Contracts				$16,641,597	$16,641,597

(c)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income
Interest Income	$2,293,430	$3,890,507	$4,864,482	$8,301,944
Dividends from Affiliates	14,282,218	8,497,747	23,424,158	18,108,485
Total Income	16,575,648	12,388,254	28,288,640	26,410,429
Expenses
Management Fees	3,812,534	2,553,620	6,793,804	5,370,831
Brokerage Commissions and Fees	125,303	133,285	211,612	195,504
Interest Expense	154,252	17,992	154,252	78,941
Total Expenses	4,092,089	2,704,897	7,159,668	5,645,276
Less: Waivers	(389,770)	(191,994)	(629,135)	(389,267)
Net Expenses	3,702,319	2,512,903	6,530,533	5,256,009
Net Investment Income (Loss)	12,873,329	9,875,351	21,758,107	21,154,420
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	135,974,330	(39,319,900)	319,696,111	(43,871,311)
Net Realized Gain (Loss)	135,974,330	(39,319,900)	319,696,111	(43,871,311)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(111,502)	—	(418,539)
Affiliated Investments	40,790	10,197	(163,160)	(122,370)
Commodity Futures Contracts	(296,830,414)	(21,613,506)	(121,434,286)	41,269,132
Net Change in Unrealized Gain (Loss)	(296,789,624)	(21,714,811)	(121,597,446)	40,728,223
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(160,815,294)	(61,034,711)	198,098,665	(3,143,088)
Net Income (Loss)	$(147,941,965)	$(51,159,360)	$219,856,772	$18,011,332

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2026	40	$1,156	58,450,000	$1,689,906,990	$1,689,908,146
Purchases of Shares			10,000,000	301,761,411	301,761,411
Redemption of Shares			(9,200,000)	(267,429,638)	(267,429,638)
Net Increase (Decrease) due to Share Transactions			800,000	34,331,773	34,331,773
Net Income (Loss)
Net Investment Income (Loss)		11		12,873,318	12,873,329
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		114		135,974,216	135,974,330
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(217)		(296,789,407)	(296,789,624)
Net Income (Loss)		(92)		(147,941,873)	(147,941,965)
Net Change in Shareholders' Equity	—	(92)	800,000	(113,610,100)	(113,610,192)
Balance at June 30, 2026	40	$1,064	59,250,000	$1,576,296,890	$1,576,297,954

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$900	60,400,000	$1,359,188,491	$1,359,189,391
Purchases of Shares			4,100,000	90,613,862	90,613,862
Redemption of Shares			(8,050,000)	(168,038,361)	(168,038,361)
Net Increase (Decrease) due to Share Transactions			(3,950,000)	(77,424,499)	(77,424,499)
Net Income (Loss)
Net Investment Income (Loss)		13		9,875,338	9,875,351
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(41)		(39,319,859)	(39,319,900)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		(21,714,811)	(21,714,811)
Net Income (Loss)		(28)		(51,159,332)	(51,159,360)
Net Change in Shareholders' Equity	—	(28)	(3,950,000)	(128,583,831)	(128,583,859)
Balance at June 30, 2025	40	$872	56,450,000	$1,230,604,660	$1,230,605,532

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$896	54,600,000	$1,223,199,222	$1,223,200,118
Purchases of Shares			17,700,000	499,353,343	499,353,343
Redemption of Shares			(13,050,000)	(366,112,279)	(366,112,279)
Net Increase (Decrease) due to Share Transactions			4,650,000	133,241,064	133,241,064
Net Income (Loss)
Net Investment Income (Loss)		17		21,758,090	21,758,107
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		244		319,695,867	319,696,111
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(93)		(121,597,353)	(121,597,446)
Net Income (Loss)		168		219,856,604	219,856,772
Net Change in Shareholders' Equity	—	168	4,650,000	353,097,668	353,097,836
Balance at June 30, 2026	40	$1,064	59,250,000	$1,576,296,890	$1,576,297,954

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$854	60,150,000	$1,284,185,046	$1,284,185,900
Purchases of Shares			7,550,000	167,294,050	167,294,050
Redemption of Shares			(11,250,000)	(238,885,750)	(238,885,750)
Net Increase (Decrease) due to Share Transactions			(3,700,000)	(71,591,700)	(71,591,700)
Net Income (Loss)
Net Investment Income (Loss)		21		21,154,399	21,154,420
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(44)		(43,871,267)	(43,871,311)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		41		40,728,182	40,728,223
Net Income (Loss)		18		18,011,314	18,011,332
Net Change in Shareholders' Equity	—	18	(3,700,000)	(53,580,386)	(53,580,368)
Balance at June 30, 2025	40	$872	56,450,000	$1,230,604,660	$1,230,605,532

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$219,856,772	$18,011,332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	400,000,000
Cost of affiliated investments purchased	(1,352,662,152)	(604,887,271)
Proceeds from affiliated investments sold	880,900,873	479,075,024
Net accretion of discount on United States Treasury Obligations	—	(7,165,395)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	12,616,513	(8,254,392)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	269,022	5,450,444
Deposit with Commodity Broker	102,005,861	(205,072,113)
Dividends from affiliates	(1,516,546)	45,023
Investments sold	—	(824)
LME Commodity Futures Contracts	610,239	(1,429,477)
Management fees	267,602	681,503
Brokerage commissions and fees	—	(932)
Net cash provided by (used in) operating activities	(137,651,816)	76,452,922
Cash flows from financing activities:
Proceeds from purchases of Shares	499,353,343	153,124,062
Redemption of Shares	(361,701,527)	(238,885,750)
Increase (decrease) in payable for amount due to custodian	—	667
Net cash provided by (used in) financing activities	137,651,816	(85,761,021)
Net change in cash	—	(9,308,099)
Cash at beginning of period	—	9,308,099
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$154,252	$78,941

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and six months ended June 30, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $4.00 and $5.00 per round-turn trade during the three and six months ended June 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2025, respectively.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper, lead, nickel and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of June 30, 2026, the Fund had a receivable from the Commodity Broker of $2,639,631 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2025, the Fund had a receivable from the Commodity Broker of $3,249,870 related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $389,770 and $629,135 for the three and six months ended June 30, 2026, respectively. The Managing Owner waived fees of $191,994 and $389,267 for the three and six months ended June 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$215,310,015	$—	$—	$215,310,015
Money Market Mutual Fund	1,208,690,996	—	—	1,208,690,996
Total Investments in Securities	1,424,001,011	—	—	1,424,001,011
Other Investments—Assets(a)
Commodity Futures Contracts	27,789,632	—	—	27,789,632
Other Investments—Liabilities(a)
Commodity Futures Contracts	(132,582,321)	—	—	(132,582,321)
Total Other Investments	(104,792,689)	—	—	(104,792,689)
Total Investments	$1,319,208,322	$—	$—	$1,319,208,322

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$215,473,175	$—	$—	$215,473,175
Money Market Mutual Fund	736,929,717	—	—	736,929,717
Total Investments in Securities	952,402,892	—	—	952,402,892
Other Investments—Assets(a)
Commodity Futures Contracts	49,603,496	—	—	49,603,496
Other Investments—Liabilities(a)
Commodity Futures Contracts	(32,961,899)	—	—	(32,961,899)
Total Other Investments	16,641,597	—	—	16,641,597
Total Investments	$969,044,489	$—	$—	$969,044,489

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$27,789,632	$(132,582,321)	$49,603,496	$(32,961,899)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition for non-LME Commodity Futures Contracts, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$135,974,330	$(39,319,900)
	Net Change in Unrealized Gain (Loss)	(296,830,414)	(21,613,506)
Total		$(160,856,084)	$(60,933,406)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$319,696,111	$(43,871,311)
	Net Change in Unrealized Gain (Loss)	(121,434,286)	41,269,132
Total		$198,261,825	$(2,602,179)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Average Notional Value	$1,752,082,866	$1,223,449,574	$1,566,607,621	$1,263,933,246

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

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchase agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2026.

	Value 03/31/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$215,269,225	$—	$—	$40,790	$—	$215,310,015	$1,837,426
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,324,718,931	683,432,271	(799,460,206)	—	—	1,208,690,996	12,444,792
Total	$1,539,988,156	$683,432,271	$(799,460,206)	$40,790	$—	$1,424,001,011	$14,282,218

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$215,473,175	$—	$—	$(163,160)	$—	$215,310,015	$3,773,381
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	736,929,717	1,352,662,152	(880,900,873)	—	—	1,208,690,996	19,650,777
Total	$952,402,892	$1,352,662,152	$(880,900,873)	$(163,160)	$—	$1,424,001,011	$23,424,158

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$215,238,633	$—	$—	$10,197	$—	$215,248,830	$2,151,836
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	584,374,808	399,788,197	(197,077,591)	—	—	787,085,414	6,345,911
Total	$799,613,441	$399,788,197	$(197,077,591)	$10,197	$—	$1,002,334,244	$8,497,747

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$215,371,200	$—	$—	$(122,370)	$—	$215,248,830	$4,463,405
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	661,273,167	604,887,271	(479,075,024)	—	—	787,085,414	13,645,080
Total	$876,644,367	$604,887,271	$(479,075,024)	$(122,370)	$—	$1,002,334,244	$18,108,485

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$28.91	$22.50	$22.40	$21.35
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(2.52)	(0.88)	3.83	0.09
Net investment income (loss) (b)	0.21	0.18	0.37	0.36
Net income (loss)	(2.31)	(0.70)	4.20	0.45
Net asset value per Share, end of period	$26.60	$21.80	$26.60	$21.80
Market value per Share, beginning of period (c)	$28.96	$22.52	$22.39	$21.38
Market value per Share, end of period (c)	$26.67	$21.81	$26.67	$21.81

Ratio to average Net Assets (d)
Net investment income (loss)	2.87%	3.29%	2.72%	3.35%
Expenses, after waivers	0.83%	0.84%	0.82%	0.83%
Expenses, prior to waivers	0.91%	0.90%	0.90%	0.89%
Total Return, at net asset value (e)	(7.99)%	(3.11)%	18.75%	2.11%
Total Return, at market value (e)	(7.91)%	(3.15)%	19.12%	2.01%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2026:

Index Commodity	Fund Weight (%)
Aluminum	3.58%
Brent Crude	15.60
Cocoa	1.13
Coffee	1.12
COMEX Copper	3.02
Copper Grade A	3.15
Corn	3.49
Cotton	1.49
Feeder Cattle	1.91
Gas Oil	6.75
Gold	10.18
Lead	0.50
Lean Hogs	2.71
Light Sweet Crude Oil (WTI)	13.58
Live Cattle	3.94
Natural Gas	2.86
Nickel	1.42
Platinum	0.71
RBOB Gasoline	3.41
Silver	2.34
Soybean Meal	1.22
Soybean Oil	1.79
Soybeans	3.56
Sugar	1.44
Ultra-Low Sulphur Diesel	4.80
Wheat	1.77
Wheat (Kansas Wheat)	1.43
Zinc	1.10
Closing Level as of June 30, 2026:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(137.7) million and $76.5 million for the six months ended June 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2026, there were no purchases or sales of U.S. Treasury Obligations. During the six months ended June 30, 2025, there were no purchases of U.S. Treasury Obligations and $400.0 million was received from sales and maturing United States Treasury Obligations. $880.9 million was received from sales of affiliated investments and $1,352.7 million was paid to purchase affiliated investments during the six months ended June 30, 2026. $479.1 million was received from sales of affiliated investments and $604.9 million was paid to purchase affiliated investments during the six months ended June 30, 2025. During the six months ended June 30, 2026, and 2025 net deposits to/from the Commodity Broker were $102.0 million and $205.1 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $137.7 million and $(85.8) million during the six months ended June 30, 2026 and 2025, respectively. This included $499.4 million and $153.1 million from Shares purchased by Authorized Participants and $361.7 million and $238.9 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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
Performance information included herein prior to November 10, 2025 may have differed had the revised methodology been in place

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

DBC - For the Three Months Ended June 30, 2026
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Percentage Change
3/31/2026
6/30/2026
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

DBC - For the Six Months Ended June 30, 2026
45.00%
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2025
6/30/2026
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

Performance Summary

This Report covers the three and six months ended June 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2026 and 2025” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Six Months Ended June 30, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2026	2025	2026	2025
DB Aluminum Indices	(5.76)%	3.64%	1.96%	3.60%
DB Brent Crude Indices	(16.59)	(7.46)	52.26	(4.30)
DB Cocoa Indices	48.36	—	(14.76)	—
DB Coffee Indices	6.60	—	(7.40)	—
DB Copper Grade A Indices	7.39	1.72	6.54	13.09
DB Copper Indices	9.26	—	6.89	—
DB Corn Indices	(11.39)	(4.85)	(7.05)	(5.54)
DB Cotton Indices	3.31	—	12.36	—
DB Crude Oil Indices	(6.70)	(7.59)	45.65	(6.94)
DB Feeder Cattle	(0.53)	—	7.89	—
DB Gasoil Indices	(11.49)	—	98.17	—
DB Gold Indices	(14.26)	5.46	(8.87)	24.16
DB Heating Oil Indices	(10.29)	3.29	80.11	5.76
DB KW Wheat Indices	(5.73)	—	12.83	—
DB Lean Hogs Indices	(10.24)	—	(5.45)	—
DB Live Cattle Indices	1.09	—	8.44	—
DB Natural Gas Indices	(9.04)	(6.26)	(18.78)	23.61
DB Nickle Indices	(5.91)	—	(4.15)	—
DB Platinum Indices	(21.22)	—	(24.76)	—
DB RBOB Gasoline Indices	1.06	(5.60)	35.83	(1.57)
DB Silver Indices	(21.14)	3.95	(16.84)	22.33
DB Soybean Meal Indices	(3.93)	—	(0.01)	—
DB Soybean Oil Indices	0.08	—	33.20	—
DB Soybeans Indices	(1.19)	1.85	7.45	2.33
DB Standard Lead Indices	(3.16)	—	(8.62)	—
DB Sugar Indices	(8.54)	(11.23)	(2.51)	(4.40)
DB Wheat Indices	(9.40)	(3.41)	6.86	(5.63)
DB Zinc Indices	9.66	(2.60)	12.39	(5.99)
AGGREGATE RETURNS	(8.64)%	(2.86)%	17.24%	2.65%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the three months ended June 30, 2026, the NYSE Arca market value of each Share decreased from $28.96 per Share to $26.67 per Share. The Share price low and high for the three months ended June 30, 2026 and related change from the Share price on

March 31, 2026 was as follows: Shares traded at a low of $26.45 per Share (-8.67%) on June 24, 2026, and a high of $31.67 per Share (+9.36%) on May 12, 2026. The total return for the Fund on a market value basis was -7.91%.

Commodity markets generated negative returns during the second quarter of 2026, as losses across energy, metals, and several agricultural markets more than offset gains in select soft commodities and livestock. Energy was the largest detractor, with crude oil and refined products retracing a portion of their strong gains from earlier in the year as a steady stream of optimistic comments from President Trump encouraged markets to increasingly discount the risk of a prolonged disruption to Strait of Hormuz flows. Metals also weighed on performance, led by declines in gold, silver, aluminum, and nickel. Precious metals came under pressure as a stronger U.S. dollar, fading expectations for Federal Reserve rate cuts, and slowing central bank and investor demand weighed on prices. Within agriculture, corn, soybean oil, wheat, and lean hogs moved lower as favorable growing conditions and expectations for ample global supplies pressured grain markets. Offsetting some of these losses, cocoa and coffee were notable contributors, supported by renewed weather and supply concerns in key producing regions. Overall, the quarter was characterized by the partial unwinding of geopolitical risk premiums that had supported commodity prices earlier in the year.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2026, the NAV of each Share decreased from $28.91 per Share to $26.60 per Share. Falling commodity futures contracts prices for Aluminum, Brent Crude, Corn, Light Sweet Crude Oil (WTI), Feeder Cattle, Gas Oil, Gold, Ultra-Low Sulphur Diesel, Wheat (Kansas Wheat), Lean Hogs, Natural Gas, Nickel, Platinum, Silver, Soybean Meal, Soybeans, Lead, Sugar and Wheat were partially offset by rising commodity futures contracts prices for Cocoa, Coffee, Copper Grade A, COMEX Copper, Cotton, Live Cattle, RBOB Gasoline, Soybean Oil and Zinc during the three months ended June 30, 2026, contributing to an overall 8.64% decrease in the level of the Index and to a 7.79% decrease in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was -7.99%.

Net income (loss) for the three months ended June 30, 2026 was $(147.9) million, primarily resulting from $16.6 million of income, net realized gain (loss) of $136.0 million, net change in unrealized gain (loss) of $(296.8) million and net operating expenses of $3.7 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the six months ended June 30, 2026, the NYSE Arca market value of each Share increased from $22.39 per Share to $26.67 per Share. The Share price low and high for the six months ended June 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $22.41 per Share (+0.09%) on January 2, 2026, and a high of $31.67 per Share (+41.45%) on May 12, 2026. The total return for the Fund on a market value basis was +19.12%.

Commodity markets generated strong positive returns through the first half of 2026, led by energy commodities. Crude oil and refined products were the largest contributors as escalating U.S.-Iran tensions and the closure of the Strait of Hormuz drove a sharp increase in geopolitical risk premiums during the first quarter. While energy prices retraced a portion of those gains in the second quarter, repeated optimistic commentary from President Trump regarding ceasefire negotiations and a potential de-escalation of the conflict encouraged markets to remove some of the risk premium embedded in prices. Agriculture also contributed positively, supported by soybean oil, cattle, soybeans, and wheat, while industrial metals benefited from gains in copper, zinc, and aluminum. Offsetting some of these gains, precious metals came under pressure from a stronger U.S. dollar and fading expectations for Federal Reserve rate cuts amid renewed inflation concerns, while natural gas, corn, and cocoa were also notable detractors.

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

Commodities delivered mixed performance through the first half of 2025, but the Fund ended slightly positive with strength in the first quarter mostly offset by weakness in the second quarter. Metals and natural gas were the top contributors year-to-date while crude oil and agricultural commodities pulled Fund performance lower. In metals, gold was in the lead, rallying in both the first and second quarters, supported by heightened macroeconomic and geopolitical uncertainty, robust ETP demand, and U.S. dollar weakness. Copper also benefited from tariff-related frontloading. Despite falling over 7% in the second quarter as mild temperatures and rising inventories weighed on prices, natural gas was higher for the period after rising 10% on the back of frigid winter weather and strong liquefied natural gas export demand in the first quarter. Energy was the laggard, turning sharply lower in the second quarter, with Brent and WTI each down more than 8% amid geopolitical volatility and accelerated OPEC+ production. In agriculture, grains and sugar were both pressured by ample global supplies and favorable weather.

Fund Share Net Asset Performance

For the six months ended June 30, 2026, the NAV of each Share increased from $22.40 per Share to $26.60 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude, Copper Grade A, COMEX Copper, Cotton, Light Sweet Crude Oil (WTI), Feeder Cattle, Gas Oil, Ultra-Low Sulphur Diesel, Wheat (Kansas Wheat), Live Cattle, RBOB Gasoline, Soybean Oil, Soybeans, Wheat and Zinc were partially offset by falling commodity futures contracts prices for Cocoa, Coffee, Corn, Gold, Lean Hogs, Natural Gas, Nickel, Platinum, Silver, Soybean Meal, Lead and Sugar during the six months ended June 30, 2026, contributing to an overall 17.24% increase in the level of the Index and to a 19.39% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +18.75%.

Net income (loss) for the six months ended June 30, 2026 was $219.9 million, primarily resulting from $28.3 million of income, net realized gain (loss) of $319.7 million, net change in unrealized gain (loss) of $(121.6) million and net operating expenses of $6.5 million.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the U.S. dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2026.

				For the Six Months Ended
				June 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,576,297,954	0.98%	$36,281,616	13

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,223,200,118	0.77%	$21,964,977	11

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

The following were the primary trading risk exposures of the Fund as of June 30, 2026 by market sector:

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.
(b)
Not applicable.

(c)
Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	2,200,000	$28.52
May 1, 2026 to May 31, 2026	3,050,000	$30.47
June 1, 2026 to June 30, 2026	3,950,000	$28.29
Total	9,200,000	$29.07

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – June 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - June 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended June 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – June 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools