Form 10-Q
period 2026-09-30
Invesco DB Commodity Index Tracking Fund
filed 2026-11-06
CIK 1328237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of outstanding Shares as of September 30, 2026: 59,850,000

INVESCO DB COMMODITY INDEX TRACKING FUND

QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Commodity Index Tracking Fund

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Affiliated investments, at value (cost $1,746,322,451 and $951,956,893, respectively)	$1,746,584,895	$952,402,892
Other investments:
Variation margin receivable- Commodity Futures Contracts	17,214,932	—
LME Commodity Futures Contracts receivable	2,522,985	3,249,870
Unrealized appreciation on LME Commodity Futures Contracts	9,844,232	15,758,826
Deposit with Commodity Broker	158,218,109	252,671,176
Receivable for:
Dividends from affiliates	4,799,168	2,432,561
Total assets	$1,939,184,321	$1,226,515,325
Liabilities
Other investments:
Unrealized depreciation on LME Commodity Futures Contracts	$2,047,232	$252,301
Payable for:
Fund shares reacquired	—	2,240,292
Management fees	1,215,880	822,614
Total liabilities	3,263,112	3,315,207
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,294	896
Shareholders' equity—Shares	1,935,919,915	1,223,199,222
Total shareholders' equity	1,935,921,209	1,223,200,118
Total liabilities and equity	$1,939,184,321	$1,226,515,325
General Shares outstanding	40	40
Shares outstanding	59,850,000	54,600,000
Net asset value per share	$32.35	$22.40
Market value per share	$32.33	$22.39

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Schedule of Investments

September 30, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $215,027,176) (a)	11.12%	$215,289,620	2,039,500
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.81% (cost $1,531,295,275) (a)(b)	79.10	1,531,295,275	1,531,295,275
Total Affiliated Investments (cost $1,746,322,451)	90.22%	$1,746,584,895

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	2,437	September - 2027	$61,960,725	$2,932,229	$2,932,229
CBOT Soybean	996	November - 2026	64,391,400	9,100,749	9,100,749
CBOT Soybean Meal	646	December - 2026	23,055,740	2,584,560	2,584,560
CBOT Soybean Oil	735	December - 2026	30,111,480	5,092,792	5,092,792
CBOT Wheat	898	July - 2027	31,474,900	1,877,013	1,877,013
CBOT Wheat KCB	688	July - 2027	25,748,400	2,038,993	2,038,993
CME Feeder Cattle	174	January - 2027	28,507,725	(1,901,579)	(1,901,579)
CME Lean Hogs	965	December - 2026	26,798,050	(1,834,020)	(1,834,020)
CME Lean Hogs	503	February - 2027	14,119,210	(1,303,424)	(1,303,424)
CME Live Cattle	672	August - 2027	58,759,680	2,039,278	2,039,278
COMEX Copper	299	May - 2027	50,792,625	429,617	429,617
COMEX Gold	397	December - 2026	166,211,990	(10,700,653)	(10,700,653)
COMEX Silver	123	December - 2026	37,248,090	(299,414)	(299,414)
ICE Cocoa	349	December - 2026	18,730,830	(177,747)	(177,747)
ICE Coffee	170	December - 2026	18,532,125	(1,285,922)	(1,285,922)
ICE Cotton	622	December - 2026	24,419,720	2,104,941	2,104,941
ICE-Low Sulphur Gasoil	1,343	December - 2026	181,338,575	54,607,105	54,607,105
ICE-UK Brent Crude	3,636	October - 2026	356,437,080	16,214,990	16,214,990
LME Aluminum	743	December - 2026	58,937,732	2,425,590	2,425,590
LME Copper	151	March - 2027	54,426,063	4,830,616	4,830,616
LME Lead	168	March - 2027	7,991,130	(741,640)	(741,640)
LME Nickel	223	September - 2027	22,040,887	(1,305,592)	(1,305,592)
LME Zinc	200	March - 2027	19,038,600	2,588,026	2,588,026
NYB-ICE Sugar	1,323	June - 2027	26,330,875	3,111,622	3,111,622
NYMEX Natural Gas	1,558	March - 2027	41,505,120	(6,098,532)	(6,098,532)
NYMEX NY Harbor ULSD	676	May - 2027	104,780,676	17,797,318	17,797,318
NYMEX Platinum	141	July - 2027	12,403,065	(922,458)	(922,458)
NYMEX RBOB Gasoline	578	November - 2026	73,973,827	26,408,277	26,408,277
NYMEX WTI Crude	3,236	October - 2026	292,599,120	46,350,192	46,350,192
Total Commodity Futures Contracts				$175,962,927	$175,962,927

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

Invesco DB Commodity Index Tracking Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income
Interest Income	$1,318,768	$2,353,901	$6,183,250	$10,655,845
Dividends from Affiliates	14,852,781	10,834,798	38,276,939	28,943,283
Total Income	16,171,549	13,188,699	44,460,189	39,599,128
Expenses
Management Fees	3,826,300	2,706,950	10,620,104	8,077,781
Brokerage Commissions and Fees	86,320	101,160	297,932	296,664
Interest Expense	103,181	—	257,433	78,941
Total Expenses	4,015,801	2,808,110	11,175,469	8,453,386
Less: Waivers	(391,949)	(248,567)	(1,021,084)	(637,834)
Net Expenses	3,623,852	2,559,543	10,154,385	7,815,552
Net Investment Income (Loss)	12,547,697	10,629,156	34,305,804	31,783,576
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	43,491,544	16,503,248	363,187,655	(27,368,063)
Net Realized Gain (Loss)	43,491,544	16,503,248	363,187,655	(27,368,063)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	—	—	(418,539)
Affiliated Investments	(20,395)	203,950	(183,555)	81,580
Commodity Futures Contracts	280,755,616	11,045,970	159,321,330	52,315,102
Net Change in Unrealized Gain (Loss)	280,735,221	11,249,920	159,137,775	51,978,143
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	324,226,765	27,753,168	522,325,430	24,610,080
Net Income (Loss)	$336,774,462	$38,382,324	$556,631,234	$56,393,656

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2026	40	$1,064	59,250,000	$1,576,296,890	$1,576,297,954
Purchases of Shares			8,750,000	261,768,977	261,768,977
Redemption of Shares			(8,150,000)	(238,920,184)	(238,920,184)
Net Increase (Decrease) due to Share Transactions			600,000	22,848,793	22,848,793
Net Income (Loss)
Net Investment Income (Loss)		7		12,547,690	12,547,697
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		16		43,491,528	43,491,544
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		207		280,735,014	280,735,221
Net Income (Loss)		230		336,774,232	336,774,462
Net Change in Shareholders' Equity	—	230	600,000	359,623,025	359,623,255
Balance at September 30, 2026	40	$1,294	59,850,000	$1,935,919,915	$1,935,921,209

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$872	56,450,000	$1,230,604,660	$1,230,605,532
Purchases of Shares			2,600,000	58,208,367	58,208,367
Redemption of Shares			(1,700,000)	(37,750,310)	(37,750,310)
Net Increase (Decrease) due to Share Transactions			900,000	20,458,057	20,458,057
Net Income (Loss)
Net Investment Income (Loss)		4		10,629,152	10,629,156
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		22		16,503,226	16,503,248
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1		11,249,919	11,249,920
Net Income (Loss)		27		38,382,297	38,382,324
Net Change in Shareholders' Equity	—	27	900,000	58,840,354	58,840,381
Balance at September 30, 2025	40	$899	57,350,000	$1,289,445,014	$1,289,445,913

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$896	54,600,000	$1,223,199,222	$1,223,200,118
Purchases of Shares			26,450,000	761,122,320	761,122,320
Redemption of Shares			(21,200,000)	(605,032,463)	(605,032,463)
Net Increase (Decrease) due to Share Transactions			5,250,000	156,089,857	156,089,857
Net Income (Loss)
Net Investment Income (Loss)		24		34,305,780	34,305,804
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		260		363,187,395	363,187,655
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		114		159,137,661	159,137,775
Net Income (Loss)		398		556,630,836	556,631,234
Net Change in Shareholders' Equity	—	398	5,250,000	712,720,693	712,721,091
Balance at September 30, 2026	40	$1,294	59,850,000	$1,935,919,915	$1,935,921,209

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$854	60,150,000	$1,284,185,046	$1,284,185,900
Purchases of Shares			10,150,000	225,502,417	225,502,417
Redemption of Shares			(12,950,000)	(276,636,060)	(276,636,060)
Net Increase (Decrease) due to Share Transactions			(2,800,000)	(51,133,643)	(51,133,643)
Net Income (Loss)
Net Investment Income (Loss)		25		31,783,551	31,783,576
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(22)		(27,368,041)	(27,368,063)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		42		51,978,101	51,978,143
Net Income (Loss)		45		56,393,611	56,393,656
Net Change in Shareholders' Equity	—	45	(2,800,000)	5,259,968	5,260,013
Balance at September 30, 2025	40	$899	57,350,000	$1,289,445,014	$1,289,445,913

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$556,631,234	$56,393,656
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	400,000,000
Cost of affiliated investments purchased	(2,149,609,677)	(681,593,863)
Proceeds from affiliated investments sold	1,355,244,119	513,654,172
Net accretion of discount on United States Treasury Obligations	—	(7,165,395)
Net change in unrealized (gain) loss on United States Treasury Obligations, Affiliated Investments and LME Commodity Futures Contracts	7,893,080	(11,732,316)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(17,214,932)	5,450,444
Deposit with Commodity Broker	94,453,067	(230,550,808)
Dividends from affiliates	(2,366,607)	(57,076)
LME Commodity Futures Contracts	726,885	(2,481,032)
Management fees	393,266	(93,414)
Brokerage commissions and fees	—	251
Net cash provided by (used in) operating activities	(153,849,565)	41,824,619
Cash flows from financing activities:
Proceeds from purchases of Shares	761,122,320	225,502,417
Redemption of Shares	(607,272,755)	(276,636,060)
Increase (decrease) in payable for amount due to custodian	—	925
Net cash provided by (used in) financing activities	153,849,565	(51,132,718)
Net change in cash	—	(9,308,099)
Cash at beginning of period	—	9,308,099
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$257,433	$78,941

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Commodity Index Tracking Fund

Notes to Unaudited Financial Statements

September 30, 2026

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and nine months ended September 30, 2026 and 2025.

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

H. Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2026 and 2025, the Fund did not incur such expenses.

I. Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $5.00 per round-turn trade during the three and nine months ended September 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $5.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2023.

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

L. Receivable/(Payable) for LME Contracts

The Fund trades aluminum, copper, lead, nickel and zinc commodity futures contracts on the LME. For settlement of futures contracts traded on the LME, cash is not transferred until the settled futures contracts expire. As of September 30, 2026, the Fund had a receivable from the Commodity Broker of $2,522,985 related to net realized gains on LME contracts, which have been closed out but for which the contract was not yet expired. As of December 31, 2025, the Fund had a receivable from the Commodity Broker of $3,249,870 related to net realized gains on LME contracts which have been closed out but for which the contract was not yet expired.

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

The Managing Owner waived fees of $391,949 and $1,021,084 for the three and nine months ended September 30, 2026, respectively. The Managing Owner waived fees of $248,567 and $637,834 for the three and nine months ended September 30, 2025, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$215,289,620	$—	$—	$215,289,620
Money Market Mutual Fund	1,531,295,275	—	—	1,531,295,275
Total Investments in Securities	1,746,584,895	—	—	1,746,584,895
Other Investments—Assets(a)
Commodity Futures Contracts	202,533,908	—	—	202,533,908
Other Investments—Liabilities(a)
Commodity Futures Contracts	(26,570,981)	—	—	(26,570,981)
Total Other Investments	175,962,927	—	—	175,962,927
Total Investments	$1,922,547,822	$—	$—	$1,922,547,822

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$215,473,175	$—	$—	$215,473,175
Money Market Mutual Fund	736,929,717	—	—	736,929,717
Total Investments in Securities	952,402,892	—	—	952,402,892
Other Investments—Assets(a)
Commodity Futures Contracts	49,603,496	—	—	49,603,496
Other Investments—Liabilities(a)
Commodity Futures Contracts	(32,961,899)	—	—	(32,961,899)
Total Other Investments	16,641,597	—	—	16,641,597
Total Investments	$969,044,489	$—	$—	$969,044,489

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$202,533,908	$(26,570,981)	$49,603,496	$(32,961,899)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition for non-LME Commodity Futures Contracts, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$43,491,544	$16,503,248
	Net Change in Unrealized Gain (Loss)	280,755,616	11,045,970
Total		$324,247,160	$27,549,218

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$363,187,655	$(27,368,063)
	Net Change in Unrealized Gain (Loss)	159,321,330	52,315,102
Total		$522,508,985	$24,947,039

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Average Notional Value	$1,760,186,668	$1,266,795,443	$1,643,078,408	$1,268,390,909

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2026.

	Value 06/30/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$215,310,015	$—	$—	$(20,395)	$—	$215,289,620	$1,875,850
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,208,690,996	796,947,525	(474,343,246)	—	—	1,531,295,275	12,976,931
Total	$1,424,001,011	$796,947,525	$(474,343,246)	$(20,395)	$—	$1,746,584,895	$14,852,781

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$215,473,175	$—	$—	$(183,555)	$—	$215,289,620	$5,649,231
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	736,929,717	2,149,609,677	(1,355,244,119)	—	—	1,531,295,275	32,627,708
Total	$952,402,892	$2,149,609,677	$(1,355,244,119)	$(183,555)	$—	$1,746,584,895	$38,276,939

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$26.60	$21.80	$22.40	$21.35
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	5.54	0.49	9.37	0.58
Net investment income (loss) (b)	0.21	0.19	0.58	0.55
Net income (loss)	5.75	0.68	9.95	1.13
Net asset value per Share, end of period	$32.35	$22.48	$32.35	$22.48
Market value per Share, beginning of period (c)	$26.67	$21.81	$22.39	$21.38
Market value per Share, end of period (c)	$32.33	$22.53	$32.33	$22.53

Ratio to average Net Assets (d)
Net investment income (loss)	2.79%	3.34%	2.75%	3.34%
Expenses, after waivers	0.81%	0.80%	0.81%	0.82%
Expenses, prior to waivers	0.89%	0.88%	0.89%	0.89%
Total Return, at net asset value (e)	21.62%	3.12%	44.42%	5.29%
Total Return, at market value (e)	21.22%	3.30%	44.40%	5.38%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2026:

Index Commodity	Fund Weight (%)
Aluminum	3.04%
Brent Crude	18.43
Cocoa	0.97
Coffee	0.95
COMEX Copper	2.63
Copper Grade A	2.81
Corn	3.21
Cotton	1.26
Feeder Cattle	1.48
Gas Oil	9.38
Gold	8.61
Lead	0.41
Lean Hogs	2.13
Light Sweet Crude Oil (WTI)	15.13
Live Cattle	3.04
Natural Gas	2.14
Nickel	1.14
Platinum	0.65
RBOB Gasoline	3.83
Silver	1.94
Soybean Meal	1.19
Soybean Oil	1.55
Soybeans	3.34
Sugar	1.36
Ultra-Low Sulphur Diesel	5.42
Wheat	1.63
Wheat (Kansas Wheat)	1.34
Zinc	0.99
Closing Level as of September 30, 2026:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(153.8) million and $41.8 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, or maintains excess deposits with brokers for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2026, there were no purchases or sales of U.S. Treasury Obligations. During the nine months ended September 30, 2025, there were no purchases of U.S. Treasury Obligations and $400.0 million was received from sales and maturing United States Treasury Obligations. $1,355.2 million was received from sales of affiliated investments and $2,149.6 million was paid to purchase affiliated investments during the nine months ended September 30, 2026. $513.7 million was received from sales of affiliated investments and $681.6 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, and 2025 net deposits to/from the Commodity Broker were $94.5 million and $230.6 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $153.8 million and $(51.1) million during the nine months ended September 30, 2026 and 2025, respectively. This included $761.1 million and $225.5 million from Shares purchased by Authorized Participants and $607.3 million and $276.6 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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
Performance information included herein prior to November 10, 2025 may have differed had the revised methodology been in place

COMPARISON OF MARKET, NAV AND DBIQ OPTIMUM YIELD DIVERSIFIED COMMODITY INDEX ER FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

DBC - For the Three Months Ended September 30, 2026
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
6/30/2026
9/30/2026
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

DBC - For the Nine Months Ended September 30, 2026
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
Percentage Change
12/31/2025
9/30/2026
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

Performance Summary

This Report covers the three and nine months ended September 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ-OY Diversified TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2026 and 2025” below provides an overview of the changes in the closing levels of the DBIQ-OY Diversified TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ-OY Diversified TR™), and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ–OY Diversified TR™ and Underlying Index Commodity

Returns for the Three and Nine Months Ended September 30, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY DIVERSIFIED TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2026	2025	2026	2025
DB Aluminum Indices	3.10%	4.04%	5.12%	7.79%
DB Brent Crude Indices	42.73	3.27	117.32	(1.17)
DB Cocoa Indices	3.45	—	(11.81)	—
DB Coffee Indices	3.37	—	(4.28)	—
DB Copper Grade A Indices	7.87	5.62	14.93	19.45
DB Copper Indices	5.01	—	12.24	—
DB Corn Indices	11.02	(3.26)	3.19	(8.62)
DB Cotton Indices	2.24	—	14.88	—
DB Crude Oil Indices	31.65	1.56	91.75	(5.49)
DB Feeder Cattle	(6.37)	—	1.02	—
DB Gas Oil Indices	67.78	—	232.50	—
DB Gold Indices	2.15	16.39	(6.91)	44.51
DB Heating Oil Indices	39.47	3.87	151.19	9.85
DB KW Wheat Indices	12.56	—	27.00	—
DB Lean Hogs Indices	(4.70)	—	(9.90)	—
DB Live Cattle Indices	(6.79)	—	1.08	—
DB Natural Gas Indices	(7.68)	(6.68)	(25.02)	15.34
DB Nickle Indices	(3.14)	—	(7.16)	—
DB Platinum Indices	9.34	—	(17.73)	—
DB RBOB Gasoline Indices	35.46	4.54	84.00	2.91
DB Silver Indices	(0.02)	28.73	(16.86)	57.47
DB Soybean Meal Indices	17.75	—	17.74	—
DB Soybean Oil Indices	4.48	—	39.18	—
DB Soybeans Indices	13.05	(1.43)	21.47	0.87
DB Standard Lead Indices	(1.82)	—	(10.29)	—
DB Sugar Indices	13.76	(2.66)	10.90	(6.94)
DB Wheat Indices	10.86	(6.45)	18.47	(11.72)
DB Zinc Indices	8.73	9.04	22.20	2.51
AGGREGATE RETURNS	20.78%	3.34%	41.59%	6.07%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the three months ended September 30, 2026, the NYSE Arca market value of each Share increased from $26.67 per Share to $32.33 per Share. The Share price low and high for the three months ended September 30, 2026 and related change from the Share price on June 30, 2026 was as follows: Shares traded at a low of $26.46 per Share (-0.79%) on July 1, 2026, and a high of $33.68 per Share (+26.28%) on September 15, 2026. The total return for the Fund on a market value basis was +21.22%.

Commodities delivered strong positive performance during the third quarter, led overwhelmingly by energy. Crude oil was the top performer as renewed conflicts in the Middle East, restrictions on flows through the Strait of Hormuz and threats to key export infrastructure restored a significant geopolitical supply premium. Refined products also posted sizable gains as refinery outages, constrained exports and tight inventories supported gas oil and ultra-low sulfur diesel, while abundant US production and healthy storage levels weighed on US natural gas. Agriculture was the second-largest contributing sector, with strength in grains and products more than offsetting weakness in livestock. Grains benefited from lower US yield and production expectations, resilient export demand and concerns that El Niño could disrupt global growing conditions, while livestock declined as seasonal demand softened, expectations for increased beef imports and weaker pork demand pressured cattle and hog prices. Metals also contributed positively, led by copper amid tight concentrate availability, weaker-than-expected mine production and tariff-related shifts in inventories, while nickel was the main detractor.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2026, the NAV of each Share increased from $26.60 per Share to $32.35 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude, Cocoa, Coffee, Copper Grade A, COMEX Copper, Corn, Cotton, Light Sweet Crude Oil (WTI), Gas Oil, Gold, Ultra-Low Sulphur Diesel, Wheat (Kansas Wheat), Platinum, RBOB Gasoline, Soybean Meal, Soybean Oil, Soybeans, Sugar, Wheat and Zinc were partially offset by falling commodity futures contracts prices for Feeder Cattle, Lean Hogs, Live Cattle, Natural Gas, Nickel, Silver and Lead during the three months ended September 30, 2026, contributing to an overall 20.78% increase in the level of the Index and to a 21.95% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +21.62%.

Net income (loss) for the three months ended September 30, 2026 was $336.8 million, primarily resulting from $16.2 million of income, net realized gain (loss) of $43.5 million, net change in unrealized gain (loss) of $280.7 million and net operating expenses of $3.6 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the nine months ended September 30, 2026, the NYSE Arca market value of each Share increased from $22.39 per Share to $32.33 per Share. The Share price low and high for the nine months ended September 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $22.41 per Share (+0.09%) on January 2, 2026, and a high of $33.68 per Share (+50.42%) on September 15, 2026. The total return for the Fund on a market value basis was +44.4%.

Commodities posted strong gains year to date through the third quarter, driven mainly by energy. Crude oil and refined products benefited as the conflict in the Middle East tightened Gulf supply and raised shipping and input costs. US Natural gas was the sector’s main detractor, as abundant US production, healthy inventories and mild weather outweighed support from rising LNG export demand. Agriculture made the next-largest contribution, led by soybeans, soybean oil and wheat on firm export and biofuel demand, lower US production expectations and uncertainty surrounding Black Sea trade flows, while weakness in lean hogs and cocoa tempered the gains. Metals also advanced, with copper, zinc and aluminum performance was supported by tight concentrate markets, regional supply constraints and a constructive long-term demand outlook, more than offsetting declines in nickel and lead.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2026, the NAV of each Share increased from $22.40 per Share to $32.35 per Share. Rising commodity futures contracts prices for Aluminum, Brent Crude, Copper Grade A, COMEX Copper, Corn, Cotton, Light Sweet Crude Oil (WTI), Feeder Cattle, Gas Oil, Ultra-Low Sulphur Diesel, Wheat (Kansas Wheat), Live Cattle, RBOB Gasoline, Soybean Meal, Soybean Oil, Soybeans, Sugar, Wheat and Zinc were partially offset by falling commodity futures contracts prices for Cocoa, Coffee, Gold, Lean Hogs, Natural Gas, Nickel, Platinum, Silver and Lead during the nine months ended September 30, 2026, contributing to an overall 41.59% increase in the level of the Index and to a 45.60% increase in the level of the DBIQ–OY Diversified TR™. The total return for the Fund on a NAV basis was +44.42%.

Net income (loss) for the nine months ended September 30, 2026 was $556.6 million, primarily resulting from $44.5 million of income, net realized gain (loss) of $363.2 million, net change in unrealized gain (loss) of $159.1 million and net operating expenses of $10.2 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2026.

				For the Nine Months Ended
				September 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,935,921,209	1.08%	$48,548,359	14

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Commodity Index Tracking Fund	$1,223,200,118	0.77%	$21,964,977	11

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

The following were the primary trading risk exposures of the Fund as of September 30, 2026 by market sector:

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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
(b)
Not applicable.

(c)
Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended September 30, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	5,050,000	$28.33
August 1, 2026 to August 31, 2026	2,600,000	$30.74
September 1, 2026 to September 30, 2026	500,000	$31.90
Total	8,150,000	$29.32

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Commodity Index Tracking Fund – September 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund - September 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Commodity Index Tracking Fund – December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Commodity Index Tracking Fund – For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Three Months Ended September 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Commodity Index Tracking Fund – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Commodity Index Tracking Fund – September 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Commodity Index Tracking Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 5, 2026		By:	/S/ LORI ANELLO
		Name:	Lori Anello
		Title:	Principal Financial and Accounting Officer, Investment Pools